Form 10QSB
period 1996-03-31
JUST LIKE HOME INC
filed 1996-05-17
CIK 934380

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-QSB
(Mark One)

 X      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and
- ----    Exchange Act of 1934 For the period ended March  31, 1996, or

        Transition Report pursuant to Section 13 or 15(d) of the Securities
- ----    Exchange Act of 1934 For the transition period from         to        .
                                                            --------  --------
COMMISSION FILE NUMBER    0-25908
                          -------

                              JUST LIKE HOME, INC.
             (Exact name of registrant as specified in its charter)


            FLORIDA                                         65-0568234
    (State or other Jurisdiction                            (I.R.S. Employer
   of Incorporation or Organization)                        Identification No.)

   3647 CORTEZ ROAD WEST                                    34210-3106
      BRADENTON, FLORIDA                                    (Zip Code)
  (Address of Principal Executive Offices)

REGISTRANT'S TELEPHONE NUMBER AND AREA CODE:                941-756-2555

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                                            None

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

     COMMON STOCK, PAR VALUE $.001                       NASDAQ
         (Title of Class)                      (Name of Each Exchange on
                                                    Which Registered)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No    .
                                               ---     ---

As of March 31, 1996, there were outstanding 3,917,461 shares of Just Like Home, Inc. Common Stock, par value $.001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONDITIONS AND RESULTS OF OPERATIONS.

The following discussions and analysis contains both historical and forward looking information. The forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements may be significantly impacted by certain risks and uncertainties described herein.

Overview

The historical financial statements represent the consolidated results of operations and financial condition of Just Like Home, Inc. (a Nevada corporation) and its subsidiaries (JLH Series I, Inc., JLH Management, Corp., JLH Franchising Corp., Project Market Decisions, Inc., Just Like Home IV, Inc., Just Like Family, Inc. and Just Like Home Corporate Center, Inc.). Just Like Home, Inc. (a Florida corporation) was formed in May 1994, and in April 1995, through a stock for stock exchange, acquired JLH-Nevada and its subsidiaries. On March 15, 1996, the Company acquired Charis Place, Inc. and the results of its operations are included from the date of acquisition. The discussion of the results of operations which follows is based upon the consolidated results of operations of the Company.

The following table sets forth the number of facilities owned or managed by the Company and the total beds and occupancy as of the end of each of the periods presented and the average occupancy percentages for each such period.

                                           DECEMBER 31,           MARCH 31,
                                           ------------           ---------

                                           1994       1995         1996
                                           ----       ----         ----
Facilities owned........................   2  (1)     2            4     (5)
Facilities managed......................   4  (2)     3     (3)    3
Total beds..............................   110        100   (3)    144   (5)
Occupancy percentage at end of period...   93.6%      97.0%        89.6% (5)
Average occupancy percentage............   95.4%      89.5% (4)    92.5%
- ----------------

(1) In March 1994, the Company sold to National Foundation three of its facilities and land on which a fourth facility was subsequently constructed.

(2)      During 1994, the National Foundation remodeled two existing facilities
         to accommodate additional beds.   In addition, a 32-bed managed
         facility specializing in care of individuals with Alzheimer's disease was completed in December 1994.

(3) In March 1995, the Company recommended to the National Foundation that it close a 10-bed facility . Following such recommendation, all of the residents of this facility were moved to the new 32-bed facility referred to above. The facility was closed for awhile and the National Foundation has now leased the facility to an unaffiliated third party.

(4) The average occupancy calculation for the year ended December 31, 1995 includes the impact of the start-up of the 32-bed Alzheimer's facility which opened on December 28, 1994 and reached 100% occupancy on March 31, 1995.

(5) On March 15, 1996 the Company acquired Charis Place, Inc. and two related assisted living facilities totaling 44 beds.

Revenues

Revenues for the quarter ended March 31, 1996 increased by 25% from approximately $281,000 in 1995 to approximately $352,000 in 1996. Resident fees increased due to the inclusion of Charis revenue from March 15, 1996 (date of acquisition) and fee increases effective February 1, 1996. Management fees increased due to the February 1 fee increases and higher occupancy in the managed facilities. Consulting fees and other income increased due to increased fees generated by the Company's wholly owned subsidiary, Project Market Decisions, Inc.

Operating, Selling, General and Administrative Expenses

Operating and other expenses for the quarter ended March 31, 1996 increased by 38% from approximately $428,000 in 1995 to approximately $592,000 in 1996 primarily due to the payroll, benefits, and travel costs related to additional personnel to support the Company's growth and development plans.

Interest Expense, Net

Interest expense for the quarter ended March 31, 1996 increased from approximately $27,000 in 1995 to approximately $53,000 in 1996 due to the opening of the Company's corporate center and interest thereon is no longer being capitalized. In addition, interest income in 1996 was $25,000 from investing initial public offering proceeds in certificate of deposit and repurchase agreements.

Loss Before Income Taxes

As a result of the above, the Company incurred a loss before taxes of ($174,000) for the 1995 period as compared to a loss of ($267,000) for the 1996 period.

Liquidity and Capital Resources

The losses incurred by the Company during the three months ended March 31, 1996 have been funded primarily through its initial public offering which occurred in July, 1995 from which the Company realized approximately $3,212,000. Although future anticipated operating losses are expected to be funded from this source; the Company has plans to raise additional equity to fund operating losses and to purchase or construct additional facilities.

Since the July 6, 1995 public stock offering, the Company has started an aggressive development program that will include construction of additional assisted living facilities which, when matched with appropriate additional debt funding, are ultimately expected to generate incremental operating cash flows sufficient to fund operations. Two of these facilities have been under construction since late in 1995 and are expected to be completed during June, 1996. These 40 additional beds are located in Bradenton, FL.

Currently the Company has the following projects under development: a ten acre campus (6 - 20 bed physically frail and 2 - 64 bed Alzheimer's facilities - a total of 248 beds) in Sarasota, FL; a second ten acre campus (3 - 20 bed physically frail and 1 - 64 bed Alzheimer's facilities - a total of 124 beds) in Lehigh Acres, FL; a two acre site (3 facilities totaling 77 beds) in Springfield, OH; and a 1.1 acre site (2 - 20 bed physically frail - a total of 40 beds) in Tampa, FL; Additionally, the Company is in the site selection process in several other locations. The Company continues to evaluate possible acquisition and business combination opportunities. Management believes that evolution of the assisted living industry will continue to produce potential acquisition opportunities.

Management believes that financing for its various development projects is available from various sources, including: sale/leaseback transactions with Real Estate Investment Trusts (REIT's); construction and permanent financing from commercial banks; and tax exempt bond financing with not-for-profit corporations. The company has been aggressively negotiating with various lenders to provide financing for its development projects. However, there can be no assurance that any such financing will be available to the Company. If the Company is unable to obtain additional construction or permanent financing, it will required to modify or curtail its expansion plans, which could have a material adverse affect on the Company's ability to generate a profit.

The Company's common stock is traded on NASDAQ and listed under the symbol
"JLHC".

JUST LIKE HOME, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEET



                                                ASSETS                                      MARCH  31,
                                                                                                1996
                                                                                            ------------
Current Assets:
         Cash                                                                                $    134,508
         Certificate of deposit                                                                   250,000
         Restricted cash                                                                           67,265
         Restricted certificate of deposit                                                        800,000
         Accounts receivable - trade                                                               92,392
         Due from related parties - current                                                        65,091
         Other current assets                                                                      55,773
                                                                                             ------------
                          Total current assets                                                  1,465,029

Property and Equipment, net                                                                     6,124,442

Restricted Cash                                                                                    54,213

Due from Related Parties - long-term                                                              220,904

Goodwill and Intangibles                                                                          421,210

Organization and Debt Issuance Costs, net of accumulated amortization
         of $43,029 at March 31, 1996                                                             136,328
Other Assets                                                                                       75,261
                                                                                             ------------
Total Assets                                                                                 $  8,497,387
                                                                                             ============

                                           LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:
         Accounts payable and accrued expenses                                               $    719,095
         Current portion of mortgages, notes and bonds payable                                    861,253
         Due to related parties                                                                    65,091
                                                                                             ------------

                          Total current liabilities                                             1,645,439

Mortgages and Notes Payable                                                                     1,478,821

Bonds Payable                                                                                     735,000

Note payable to Related Party                                                                     277,226
                                                                                             ------------
                          Total liabilities                                                     4,136,486
                                                                                             ------------

Commitments and Contingencies

Stockholders' Equity:
         Preferred stock, $.01 par value; 2,000,000 shares authorized;
                  none issued and outstanding      -
         Common stock, $.001 par value; 13,000,000 shares authorized;
                 3,917,461 shares issued and outstanding at March 31, 1996                          3,917
Additional paid-in capital                                                                      6,135,980
Accumulated deficit                                                                            (1,778,996)
                                                                                             ------------
                          Total stockholders' equity                                            4,360,901
                                                                                             ------------

Total Liabilities and Stockholders' Equity                                                   $  8,497,387
                                                                                             ============


See accompanying notes to consolidated condensed financial statements.

JUST LIKE HOME, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS




                                                                          THREE MONTHS ENDED
                                                                               MARCH  31,
                                                                         1996              1995
                                                                    -------------    ---------------
Revenue:
Resident fees                                                       $   177,242      $   131,443
Management fees                                                          25,488           17,144
Consulting fees                                                         118,739          112,913
Other income                                                             30,966           19,884
                                                                     ----------      -----------
         Total Revenue                                                  352,435          281,384

Expenses:
   Operating, selling, general and
     administrative                                                     591,698          427,914
                                                                    -----------      -----------

Operating Loss                                                         (239,263)        (146,530)
                                                                    -----------      -----------

Non-Operating Income (Expense):
   Interest expense                                                     (52,524)         (27,323)
   Interest income                                                       24,639                -
                                                                    -----------      -----------
                                                                        (27,885)         (27,323)
                                                                    -----------      -----------

Loss Before Income Taxes                                               (267,148)        (173,853)

Income Tax Benefit (Expense)                                                  -
                                                                    -----------      -----------

Net Loss                                                            $  (267,148)     $  (173,853)
                                                                    ===========      ===========

Net Loss Per Common and Common
   Equivalent Share                                                 $     (0.07)     $     (0.07)
                                                                    ===========      ===========

Weighted Average Common or Common
   Equivalent Shares Outstanding                                      3,888,371        2,541,775
                                                                    ===========      ===========



See accompanying notes to consolidated condensed financial statements.

JUST LIKE HOME, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS



                                                                                   THREE MONTHS ENDED
                                                                                        MARCH  31,
                                                                                     1996        1995
                                                                                ------------ -----------
Cash Flows from Operating Activities:                                           $  (267,148) $ (173,853)
   Net loss
   Adjustments to reconcile net loss to net cash used in
     operating activities:
      Depreciation and amortization                                                  25,285      15,792

      Common stock issuance as compensation                                               -       2,994
      Changes in assets and liabilities:
        (Increase) decrease in accounts receivable                                  (18,463)     (3,507)
        (Increase) decrease in other current assets                                 (43,018)      7,698
        (Decrease) increase in accounts payable and accrued expenses                285,878    (124,382)
                                                                                -----------  ----------
              Net cash provided by (used in) operating activities                   (17,465)   (275,258)
                                                                                -----------  ----------

Cash Flows from Investing Activities:
   Acquisitions of property and equipment                                        (2,068,670)    (73,995)

   Loans to related parties                                                          (2,649)   (338,937)
   Repayments of related-party loans                                                  8,272           -
   Payments for organization costs and Intangible costs                            (434,706)     (2,748)
   Payments for other assets                                                         (6,608)   (139,099)
   Purchase of certificate of deposit                                              (800,000)          -
   Proceeds from certificate of deposit                                             350,000           -
                                                                                -----------  ----------
              Net cash used in investing activities                              (2,954,361)   (554,779)
                                                                                -----------  ----------

Cash Flows from Financing Activities:
   Proceeds from mortgages and notes payable                                      1,379,279     950,000
   Repayment of mortgages and notes payable                                          (2,186)   (694,501)
   Proceeds from common stock sales                                                     -       900,000
   Borrowings from related parties                                                    6,912           -
   Repayment of related-party loans                                                  (4,166)    (74,407)
                                                                                -----------  ----------
              Net cash provided by financing activities                           1,379,839   1,081,092
                                                                                -----------  ----------
Net Increase (Decrease) in Cash                                                  (1,591,988)    251,055

Cash - Beginning of Period                                                        1,847,974      88,988
                                                                                -----------  ----------

Cash - End of Period                                                            $   255,986  $  340,043
                                                                                ===========  ==========
Non-cash Financing Transaction:


    The Company issued 40,351 shares of common stock, valued at $460,000 in connection with the acquisition of Charis Place, Inc.


See accompanying notes to consolidated condensed financial statements.

JUST LIKE HOME, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Three-Month Periods Ended March 31, 1996 and 1995



1.  BASIS OF PRESENTATION:

    In the opinion of the management of Just Like Home, Inc. and Subsidiaries (the "Company"), the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

    The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the related disclosures contained in the Company's Form 10-KSB dated April 13, 1996, filed with the Securities and Exchange Commission.

2.  PROPERTY AND EQUIPMENT:

    Property and equipment is stated at cost and includes the following at March 31, 1996:

         Land                                               $     657,041
         Buildings                                              2,328,934
         Furnishings and equipment                                528,078
                                                           --------------
                                                                3,514,053
         Less:  Accumulated depreciation                         (211,160)
                                                           ---------------
                                                                3,302,893
         Property under development                             2,821,549
                                                           --------------

                                                           $    6,124,442
                                                           ==============

JUST LIKE HOME, INC. AND SUBSIDIARIES

Three-Month Periods Ended March 31, 1996 and 1995


3. MATURITY SCHEDULE FOR MORTGAGES PAYABLE, BONDS PAYABLE, NOTES PAYABLE AND NOTE PAYABLE TO RELATED PARTY:

    The following table presents principal payments required on the mortgages payable, bonds payable, notes payable and note payable to related party for each of the five years subsequent to March 31, 1996 and thereafter:

    Year Ending March  31,
         1997                                                        $     861,253
         1998                                                              202,798
         1999                                                              188,457
         2000                                                              961,498
         2001                                                               51,426
         Thereafter                                                      1,086,868
                                                                     -------------
                                                                     $   3,352,300
                                                                     =============
    Classified As:
         Current portion of mortgages, notes and bonds payable       $     861,253
         Mortgages and notes payable                                     1,478,821
         Bonds payable                                                     735,000
         Note payable to related party (see Note 5)                        277,226
                                                                     -------------
                                                                     $   3,352,300
                                                                     =============


4.  MORTGAGE LOANS:

    On January 26, 1996, the Company closed in escrow on a 10-acre site in Sarasota, Florida. The site will be used for a 248-resident, 8-building campus style development providing assisted living and special care needs. The $850,000 purchase price was paid $50,000 in cash with a corresponding six-month bank note for $800,000. The bank note is payable interest only monthly at the Chemical Bank prime rate plus 1% with principal due on July 1, 1996. Such bank financing is collateralized by $800,000 of certificates of deposit. The closing in escrow was necessary due to the temporary inability of the seller to secure a title insurance policy because an easement on the property is subject to prior judgment liens. The Company believes such liens can be exempted by judicial determination and seller has initiated such action.

    In March, 1996, the Company completed its acquisition of Charis Place, Inc. In connection with the acquisition, the Company obtained a mortgage loan in the amount of $550,000 on its Charis Place, Inc. facilities. The proceeds of the loan were used for acquisition of the Leesburg, Florida facilities. The mortgage bears interest at 9%. Monthly principal and interest payments on the loan are approximately $5,590 based on a fifteen-year term with a balloon payment of the remaining principal due on August 1, 2002.

JUST LIKE HOME, INC. AND SUBSIDIARIES

Three-Month Periods Ended March 31, 1996 and 1995


5.  EMPLOYEE STOCK OPTIONS:

    In March, 1995, the Company adopted a Stock Option Plan (the "Plan") under which 200,000 shares of common stock are reserved for issuance upon exercise of stock options. Options may be granted to all eligible employees of the Company, including officers and non-employee directors and others who perform services for the Company. Options are granted under the Plan on such terms and at such prices as determined by the Board of Directors, except that the per share exercise price of incentive stock options cannot be less than the fair market value of the common stock on the date of the grant. Each option is exercisable after the period or periods specified in the option agreement, but no option may be exercisable after the expiration of ten years from the date of grant. During the three months ended March 31, 1996, an additional 130,633 options were issued to employees with exercise prices ranging from $9 - $10 per share.

6.  LITIGATION:

    On February 14, 1996, an individual filed a lawsuit against the Company in United States District Court, Southern District of New York, alleging that he acted as a finder in connection with the Company's initial public offering with the Securities and Exchange Commission which occurred in July, 1995 in which the Company sold 839,000 shares to the public at $6.00 per share. The individual is seeking damages in the approximate amount of $1,750,000. This case is in the initial discovery phase. The Company believes it has sufficient defenses to the plaintiffs claim, plans to vigorously defend itself and believes that the ultimate liability with respect to this litigation will not have a material adverse effect on the Company.

    On April 17, 1996, a corporation which is a 5.5% holder of the Company's common stock, filed a lawsuit against the Company in the Twelfth Judicial Circuit of Florida. The plaintiff corporation alleges that the 214,882 common shares received in December, 1994, should have been freely tradable and not subject to Rule 144 restrictions. The corporation is seeking specific performance. In December, 1994, the Company converted $429,764 of notes payable, stockholder (including $4,764 of accrued interest) into common stock at $2.00 per share which was fair value at the date of conversion. This case is in the initial discovery phase. The Company believes it has sufficient defenses to the plaintiffs claim, plans to vigorously defend itself and believes that the ultimate liability with respect to this litigation will not have a material adverse effect on the Company.

JUST LIKE HOME, INC. AND SUBSIDIARIES

Three-Month Periods Ended March 31 1996 and 1995


7.  SUBSEQUENT EVENTS:

    Registration Statement - On April 17, 1996 the Company filed a registration statement with the Securities and Exchange Commission to offer 176,000 shares of its Series A 10% Cumulative Convertible Redeemable Preferred Stock, at a yet to be determined price. As part of this transaction, the Company's President and majority shareholder will contribute 750,000 of her common shares back to the Company with the understanding that she will be entitled to earn back the 750,000 shares, plus an additional 200,000 shares of common stock subject to the Company meeting certain revenue and profit goals. These goals expire at various times through December 31, 2002.

    Purchase Commitment - In April, 1996, the Company received a loan in the amount of $1,170,000 for construction of certain facilities located in Bradenton, Florida. The construction loan bears interest at the rate of prime plus 1%, payable in monthly interest only payments for a six-month period. At the end of six months, the construction loan will be replaced by a five-year promissory note with interest at 8.25% payable in monthly principal and interest amounts of approximately $9,970. Additionally, the loan commitment requires the Company to pledge a $250,000 certificate of deposit as additional collateral.

PART II.   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
             See Note 9 - Subsequent Events - Litigation - to Consolidated
                          Condensed Financial Statements.

ITEM 2.  CHANGE IN SECURITIES
            None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
            None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            None.

ITEM 5.  OTHER INFORMATION
            None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         27   Financial Data Schedule (For SEC Use Only)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  May 14,  1996                        Just Like Home, Inc.



                                            (Richard R. Confessore)
                                            ----------------------------------
                                            Chief Financial Officer