Form 10QSB
period 1996-06-30
JUST LIKE HOME INC
filed 1996-08-09
CIK 934380

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB

(Mark One)

 X      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities  and
- ---     Exchange Act of 1934
For the period ended June 30, 1996, or

___     Transition Report pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934
For the transition period from               to
                               -------------    ----------------
COMMISSION FILE NUMBER 0-25908
                       ---------

                              JUST LIKE HOME, INC.
             (Exact name of registrant as specified in its charter)

            FLORIDA                                               65-0568234
       (State or other Jurisdiction                               (I.R.S. Employer
     of Incorporation or Organization)                            Identification No.)

       3647 CORTEZ ROAD WEST                                      34210-3106
        BRADENTON, FLORIDA                                        (Zip Code)
     (Address of Principal Executive Offices)

     REGISTRANT'S TELEPHONE NUMBER AND AREA CODE:                 941-756-2555

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
                                                -----        -----

As of June 30, 1996, there were outstanding 3,917,461 shares of Just Like Home, Inc. Common Stock, par value $.001.

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

                                             DECEMBER 31,              JUNE 30,
                                             ------------              --------
                                          1994           1995           1996
                                          ----           ----           ----
Facilities owned .......................  2    (1)       2              4     (5)
Facilities managed .....................  4    (2)       3     (3)      3
Total beds .............................  110            100   (3)      144   (5)
Occupancy percentage at end of period ..  93.6%          97.0%          92.4% (5)
Average occupancy percentage ...........  95.4%          89.5% (4)      92.4%

________________

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

(5) On March 15, 1996 the Company acquired Charis Place, Inc., which owned two assisted living facilities totaling 44 beds, from an unaffiliated third party.


The unaudited results for the six month period ended June 30, 1996, of the above mentioned owned facilities which have been in operation for more than one year resulted in a 39.2% operating margin before corporate overhead, interest expense, depreciation, amortization and rent.

Revenues
Six Months
Revenues for the six month period ended June 30, 1996 increased by 46% from approximately $591,000 in 1995 to approximately $861,000 in 1996. Resident fees increased due to the inclusion of Charis Place, Inc. revenue from March 15, 1996 (date of acquisition) and fee increases effective February 1, 1996. Management fees increased due to the February 1 fee increases and higher occupancy in the managed facilities. Other income increased due to increased fees generated by the Company's wholly owned subsidiary, Project Market Decisions, Inc. and rental income due to the inclusion of Charis Place, Inc.

Three Months
Revenues for the three month period ended June 30, 1996 increased by 64% from approximately $310,000 in 1995 to approximately $509,000 in 1996. The same factors effecting the six-month Revenues combine to impact the second quarter.

Operating, Selling, General and Administrative Expenses
Six Months
Operating and other expenses for the six month period ended June 30, 1996 increased by 71% from approximately $858,000 in 1995 to approximately $1,465,000 in 1996 primarily due to the payroll, benefits, and travel costs related to additional personnel to support the Company's growth and development plans and due to the inclusion of Charis Place, Inc.

Three Months
Operating and other expenses for the three month period ended June 30, 1996 increased by 103% from approximately $430,000 in 1995 to approximately $873,000 in 1996. The same factors effecting the six-month Expenses combine to impact the second quarter.

Interest Expense, Net
Six Months
Interest expense for the six month period ended June 30, 1996 increased from approximately $54,000 in 1995 to approximately $113,000 in 1996 due to the opening of the Company's corporate center and interest is no longer being capitalized and due to the inclusion of Charis Place, Inc. acquisition with its associated debt. In addition, interest income in 1996 included approximately $30,000 from investing initial public offering proceeds in certificates of deposit and repurchase agreements.

Three Months
Interest expense for the three month period ended June 30, 1996 increased by approximately $34,000 from approximately $27,000 in 1995 to approximately $61,000 in 1996. The same factors effecting the six-month Interest Expense combine to impact the second quarter.

Loss Before Income Taxes

As a result of the above, the Company incurred a loss before taxes of approximately ($321,000) for the 1995 period as compared to a loss of approximately ($666,000) for the 1996 period.

Liquidity and Capital Resources

The losses incurred by the Company during the six months ended June 30, 1996 have been funded primarily through its initial public offering which occurred in July, 1995 from which the Company realized approximately $3,212,000. Operating losses are expected to continue to occur for the foreseeable future. It is anticipated that such losses will be funded by either private equity or debt financing. In this regard the

Company has entered into a letter of agreement for the private placement of $8,000,000 of convertible preferred stock to be carried out on a best efforts basis. There is no assurance, however, that such private placement will be consummated or any funds realized. In the event the Company does not obtain financing, management believes that it will expend its available resources during the current quarter and may be forced to curtail its operations.

Since the July 6, 1995 public stock offering, the Company has started an aggressive development program that will include construction of additional assisted living facilities which, when matched with appropriate additional debt funding, are ultimately expected to generate incremental operating cash flows sufficient to fund operations. Two of these facilities have been under construction since late in 1995 and were completed during June, 1996. The facilities were opened July 5, 1996. These 40 additional beds are located in Bradenton, FL.

Currently the Company has the following projects under development: a ten acre campus (6 - 20 bed physically frail and 2 - 64 bed Alzheimer's facilities - a total of 248 beds) in Sarasota, FL; a second ten acre campus (5 - 20 bed physically frail and 2 - 64 bed Alzheimer's facilities - a total of 228 beds) in Lehigh Acres, FL; a two acre site (3 facilities totaling 77 beds) in Springfield, OH; a 1.1 acre site (2 - 20 bed physically frail - a total of 40 beds) in Tampa, FL; and a 3.5 acre site (1 - 20 bed physically frail and 1 - 64 bed Alzheimer's facilities - a total of 84 beds) also in Tampa, FL. Additionally, the Company is in the site selection process in several other locations. The Company continues to evaluate possible acquisition and business combination opportunities. Management believes that evolution of the assisted living industry will continue to produce potential acquisition opportunities.

Management believes that financing for its various development projects is available from various sources, including: sale/leaseback transactions with Real Estate Investment Trusts (REIT's); construction and permanent financing from commercial banks; and tax exempt bond financing with not-for-profit corporations. The Company has been negotiating with various lenders to provide financing for its development projects. However, there can be no assurance that any such financing will be available to the Company. If the Company is unable to obtain additional construction or permanent financing, it will be required to modify or curtail its expansion plans, which could have a material adverse affect on the Company's ability to generate a profit.

The Company's common stock is traded on NASDAQ and listed under the symbol
"JLHC".

JUST LIKE HOME, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEET



                                  ASSETS                                      JUNE  30,
                                                                                1996
Current Assets:                                                             -----------
   Cash                                                                     $   42,742
   Certificate of deposit                                                      375,000
   Restricted Cash                                                             100,787
   Restricted certificate of deposit                                           250,000
   Accounts receivable - trade                                                 104,444
   Due from related parties - current                                          126,928
   Other current assets                                                         47,714
                                                                            ----------
Total current assets                                                         1,047,615

Property and Equipment, net                                                  7,130,897

Restricted Cash - long-term                                                     54,876

Due from Related Parties - long-term                                           167,592

Goodwill and Intangibles, net of accumulated amortization
   of $9,737 at June 30, 1996                                                  411,473

Organization and Debt Issuance Costs, net of accumulated amortization
   of $53,771 at June 30, 1996                                                 163,101

Other Assets                                                                   147,873
                                                                            ----------
Total Assets                                                                $9,123,427
                                                                            ==========


                      LIABILITIES AND STOCKHOLDER'S EQUITY


Current Liabilities:
   Accounts payable and accrued expenses                                    $  692,783
   Current portion of mortgages, notes and bonds payable                       837,449
   Due to related parties                                                      150,000
                                                                            ----------
              Total current liabilities                                      1,680,232

Mortgages and Notes Payable                                                  2,560,695

Bonds Payable                                                                  735,000

Note payable to Related Party                                                  185,405
                                                                            ----------
              Total liabilities                                              5,161,332
                                                                            ----------
Commitments and Contingencies

Stockholders' Equity:
   Preferred stock, $.01 par value; 2,000,000 shares authorized;
       none issued and outstanding                                                 -
   Common stock, $.001 par value; 13,000,000 shares authorized;
       3,917,461 shares issued and outstanding at June 30, 1996                  3,917
Additional paid-in capital                                                   6,135,980
Accumulated deficit                                                         (2,177,802)
                                                                            ----------
              Total stockholders' equity                                     3,962,095
                                                                            ----------
Total Liabilities and Stockholders' Equity                                  $9,123,427
                                                                            ==========

See accompanying notes to consolidated condensed financial statements.

JUST LIKE HOME, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS


                                       THREE MONTHS ENDED                SIX MONTHS ENDED
                                            JUNE 30,                         JUNE 30,
                                       1996         1995                 1996        1995
                                    -------------------------      ---------------------------


REVENUE:
Resident fees                      $  322,629      $  142,090      $  499,871      $  273,533
Management fees                        25,212          26,480          50,700          43,624
Consulting fees                       121,948         136,183         240,687         249,096
Other income                           38,914           4,863          69,880          24,747
                                   ----------      ----------      ----------      ----------
  Total revenue                       508,703         309,616         861,138         591,000

EXPENSES:
Operating, selling, general
and administrative                    873,288         430,002       1,464,988         857,916
                                   ----------      ----------      ----------      ----------
OPERATING LOSS                       (364,585)       (120,386)       (603,850)       (266,916)
                                   ----------      ----------      ----------      ----------

NON-OPERATING INCOME (EXPENSE)
 Interest expense                     (61,003)        (27,112)       (113,527)        (54,435)
 Interest income                       26,754               -          51,423               -
                                   ----------      ----------      ----------      ----------
                                      (34,249)        (27,112)        (62,104)        (54,435)
                                   ----------      ----------      ----------      ----------
Loss Before Income Taxes             (398,834)       (147,498)       (665,954)       (321,351)

Income Tax Benefit (Expense)                -               -               -               -
                                   ----------      ----------      ----------      ----------
Net Loss                           $ (398,834)     $ (147,498)     $ (665,954)     $ (321,351)
                                   ==========      ==========      ==========      ==========
Net Loss per Common and
Common Equivalent Share            $     0.10      $     0.06      $     0.17      $     0.13
                                   ==========      ==========      ==========      ==========
Weighted Average Common or
Common Equivalent Shares
Outstanding                         3,904,999       2,541,775       3,904,999       2,541,775
                                   ==========      ==========      ==========      ==========

See accompanying notes to consolidated condensed financial statements.

JUST LIKE HOME, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS




                                                                          SIX MONTHS ENDED
                                                                              JUNE 30,
                                                                        1996            1995
                                                                      ------------------------

Cash Flows from Operating Activities:
   Net loss                                                           $(665,954)    $(321,351)
   Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization                                      86,158        37,575
      Common stock issuance as compensation                                 -           2,994
      Changes in assets and liabilities:
         (Increase) decrease in accounts receivable                     (29,615)          361
         (Increase) decrease in other current assets                    (32,275)       15,778
         Increase in accounts payable and accrued expenses              303,395        55,653
                                                                     ----------     ---------
             Net cash provided by (used in) operating activities       (338,291)     (208,990)
                                                                     ----------     ---------
Cash Flows from Investing Activities:
   Acquisitions of property and equipment                            (3,212,699)     (141,446)
   Loans to related parties                                             (26,012)     (292,498)
   Repayments of related-party loans                                     23,110        15,797
   Payments for organization costs and Intangible costs                (458,724)       (4,330)
   Deposits into non-current restricted cash                             (1,347)         -
   Payments for other assets                                            (96,479)     (323,812)
   Purchase of certificate of deposit                                  (800,000)         -
   Proceeds from certificate of deposit                                 775,000          -
                                                                     -----------    ---------
            Net cash provided by (used in) investing activities      (3,797,151)     (746,289)
                                                                     ----------     ---------

Cash Flows from Financing Activities:
   Proceeds from mortgages and notes payable                          2,500,418       950,000
   Repayment of mortgages and notes payable                             (65,255)     (695,880)
   Proceeds from common stock sales                                        -          900,000
   Repayment of related-party loans                                      (4,166)      (86,286)
                                                                     -----------    ---------
            Net cash provided by financing activities                 2,430,997     1,067,834
                                                                     ----------     ---------

Net Increase (Decrease) in Cash                                      (1,704,445)      112,555

Cash - Beginning of Period                                            1,847,974        88,988
                                                                     ----------     ---------

Cash - End of Period                                                 $  143,529     $ 201,543
                                                                     ==========     =========



Non-cash Investing and Financing Activities:

     The Company issued 40,351 shares of common stock, valued at $460,000 in connection with the acquisition of Charis Place, Inc.

     The Company incurred construction costs totaling $71,630 which were unpaid as of June 30, 1996.


See accompanying notes to consolidated condensed financial statements.

JUST LIKE HOME, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Three-Month and Six-Month Periods Ended June 30, 1996 and 1995



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

2. PROPERTY AND EQUIPMENT:

   Property and equipment is stated at cost and includes the following at June 30, 1996:

       Land                                      $  654,303
       Buildings                                  2,336,865
       Furnishings and equipment                    571,206
                                                 ----------
                                                  3,562,374
       Less:  Accumulated depreciation             (251,555)
                                                  ---------
                                                  3,310,819

       Property under development                 3,820,078
                                                 ----------

                                                 $7,130,897
                                                 ==========

JUST LIKE HOME, INC. AND SUBSIDIARIES

Three-Month and Six-Month Periods Ended June 30, 1996 and 1995



3. MATURITY SCHEDULE FOR MORTGAGES PAYABLE, BONDS PAYABLE, NOTES PAYABLE AND NOTE PAYABLE TO RELATED PARTY:

   The following table presents principal payments required on the mortgages payable, bonds payable, notes payable and note payable to related party for each of the five years subsequent to June 30, 1996 and thereafter:

      Year Ending June  30,
             1997                                                 $  987,448
             1998                                                    279,023
             1999                                                     87,974
             2000                                                     99,123
             2001                                                    106,080
             Thereafter                                            2,908,901
                                                                  ----------
                                                                  $4,468,549
                                                                  ==========

      Classified As:
         Current portion of mortgages, notes and bonds payable    $  837,449
         Current portion of note payable to related party            150,000
         Mortgages and notes payable                               2,560,695
         Bonds payable                                               735,000
         Note payable to related party                               185,405
                                                                  ----------

                                                                  $4,468,549
                                                                  ==========

4.  MORTGAGE LOANS:

    On January 26, 1996, the Company closed in escrow on a 10-acre site in Sarasota, Florida. The site will be used for a 248-resident, 8-building campus style development providing assisted living and special care needs. The $850,000 purchase price was paid $50,000 in cash with a corresponding six-month bank note for $800,000. The bank note was payable interest only monthly at the Chemical Bank prime rate plus 1% with principal due on July 1, 1996. Such bank financing was collateralized by $800,000 of certificates of deposit. On May 22, 1996, this note was paid down to $750,000 and replaced with a new bank note payable interest only monthly at the Chase Manhattan Bank prime rate plus 1% with principal due on May 22, 1997. This loan is collateralized by the land only. The closing in escrow was necessary due to the temporary inability of the seller to secure a title insurance policy because an easement on the property is subject to prior judgment liens. The Company believes such liens can be exempted by judicial determination and seller has initiated such action.

JUST LIKE HOME, INC. AND SUBSIDIARIES

Three-Month and Six-Month Periods Ended June 30, 1996 and 1995


4.  MORTGAGE LOANS: (CONTINUED)


    In April, 1996, the Company received a loan in the amount of $1,170,000 for construction of certain facilities located in Bradenton, Florida. On June 30, 1996, $1,119,808 was outstanding under the construction loan. The construction loan bears interest at the rate of prime plus 1%, payable in monthly interest only payments for a six-month period. At the end of six months, the construction loan will be converted into a five-year promissory note with interest at 8.25% payable in monthly principal and interest amounts of approximately $9,970. Additionally, the Company has pledged a $250,000 certificate of deposit as additional collateral.


5.  EMPLOYEE STOCK OPTIONS:


    In March, 1995, the Company adopted a Stock Option Plan (the "Plan") under which 200,000 shares of common stock are reserved for issuance upon exercise of stock options. Options may be granted to all eligible employees of the Company, including officers and non-employee directors and others who perform services for the Company. Options are granted under the Plan on such terms and at such prices as determined by the Board of Directors, except that the per share exercise price of incentive stock options cannot be less than the fair market value of the common stock on the date of the grant. Each option is exercisable after the period or periods specified in the option agreement, but no option may be exercisable after the expiration of ten years from the date of grant. During the three months ended June 30, 1996, no additional options were issued.


6.  LITIGATION:


    On February 14, 1996, an individual filed a lawsuit against the Company in United States District Court, Southern District of New York, alleging that he acted as a finder in connection with the Company's initial public offering with the Securities and Exchange Commission which occurred in July, 1995 in which the Company sold 839,000 shares to the public at $6.00 per share. The individual is seeking damages in the approximate amount of $1,750,000. The Company believes it has sufficient defenses to the plaintiffs claim, plans to vigorously defend itself and believes that the ultimate liability with respect to this litigation will not have a material adverse effect on the Company. The parties are currently negotiating a settlement.

JUST LIKE HOME, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

Three-Month and Six-Month Periods Ended June 30 1996 and 1995


6.  LITIGATION: (CONTINUED)

    On April 17, 1996, a corporation which is a 5.5% holder of the Company's common stock, filed a lawsuit against the Company in the Twelfth Judicial Circuit of Florida. The plaintiff corporation alleges that the 214,882 common shares received in December, 1994, should have been freely tradable and not subject to Rule 144 restrictions. The plaintiff corporation is seeking specific performance. In December, 1994, the Company converted $429,764 of notes payable to the stockholder (including $4,764 of accrued interest) into common stock at $2.00 per share which was fair value at the date of conversion. This case is in the initial discovery phase. The Company believes it has sufficient defenses to the plaintiffs claim and plans to vigorously defend itself. Further the Company believes that any liability with respect to this litigation will not have a material adverse effect.


7.  SUBSEQUENT EVENTS:

    On July 5, 1996, the Company opened two new 20 bed facilities in Bradenton, which had previously been under construction.

    The Company has entered into a letter of agreement for the private placement of $8,000,000 of convertible preferred stock to be carried out on a best efforts basis.

PART II.   OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
               See Note 6 - Litigation - to Consolidated Condensed Financial
                            Statements.

ITEM 2.  CHANGE IN SECURITIES
               None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
               None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
               None

ITEM 5.  OTHER INFORMATION
               None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
               27 - Financial Data Schedule (for SEC use only)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  August 7, 1996                   Just Like Home, Inc.




                                  (Richard T. Conard)
                                  -----------------------
                                  Chief Executive Officer