Form 10QSB
period 1996-09-30
JUST LIKE HOME INC
filed 1996-11-14
CIK 934380

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)
   X      Quarterly Report Pursuant to Section 13 or 15(d) of the
 -----    Securities and Exchange Act of 1934
 For the period ended September 30, 1996, or

 ----- Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
 For the transition period from _____________ to ________________.

COMMISSION FILE NUMBER     0-25908

                              JUST LIKE HOME, INC.
             (Exact name of registrant as specified in its charter)

         FLORIDA                                             65-0568234
    (State or other Jurisdiction                             (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)

3647 CORTEZ ROAD WEST                                        34210-3106
     BRADENTON, FLORIDA                                      (Zip Code)
(Address of Principal Executive Offices)

REGISTRANT'S TELEPHONE NUMBER AND AREA CODE:                 941-756-2555

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

As of September 30, 1996, there were outstanding 3,917,461 shares of Just Like Home, Inc. Common Stock, par value $.001.

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

                                                        DECEMBER 31,            SEPTEMBER 30,
                                                     1994         1995          1996
                                                     ----         ----          ----
Facilities owned.....................................2    (1)     2             6     (5)  (6)
Facilities managed...................................4    (2)     3     (3)     3
Total beds...........................................110          100   (3)     184   (5)  (6)
Occupancy percentage at end of period................93.6%        97.0%         73.5% (5)  (7)
Average occupancy percentage.........................95.4%        89.5% (4)     74.7% (5)  (7)

----------------

(1) In March 1994, the Company sold to National Foundation three of its facilities and land on which a fourth facility was subsequently constructed.
(2) During 1994, the National Foundation remodeled two existing facilities to accommodate additional beds. In addition, a 32-bed managed facility specializing in care of individuals with Alzheimer's disease was completed in December 1994.
(3) In March 1995, the Company recommended to the National Foundation that it close a 10-bed facility . Following such recommendation, all of the residents of this facility were moved to the new 32-bed facility referred to above. The National Foundation has now leased the facility to an unaffiliated third party.
(4) The average occupancy calculation for the year ended December 31, 1995 includes the impact of the start-up of the 32-bed Alzheimer's facility which opened on December 28, 1994 and reached 100% occupancy on March 31, 1995.
(5) On March 15, 1996 the Company acquired Charis Place, Inc., which owned two assisted living facilities totaling 44 beds, from an unaffiliated third party.
(6) On July 5, 1996 the Company opened two newly constructed prototype 20-bed facilities.
(7) The average occupancy calculation for the period ended September 30, 1996 includes the impact of the start-up of (2) 20 bed facilities one of which opened on July 5, 1996.

Revenues
Nine Months
Revenues for the nine month period ended September 30, 1996 increased by 70% from approximately $839,000 in 1995 to approximately $1,429,000 in 1996. Resident fees increased due to the inclusion of Charis Place, Inc. revenue from March 15, 1996 (date of acquisition), fee increases effective February 1, 1996 and the opening of a new facility in July, 1996. Management fees increased due to the February 1 fee increases and higher occupancy in the managed facilities. Other income increased due to increased fees generated by the Company's wholly owned subsidiary, Project Market Decisions, Inc. and rental income due to the inclusion of Charis Place, Inc.

Three Months
Revenues for the three month period ended September 30, 1996 increased by 126% from approximately $251,000 in 1995 to approximately $567,000 in 1996. The same factors effecting the nine-month revenues combine to impact the third quarter.

Operating, Selling, General and Administrative Expenses
Nine Months
Operating and other expenses for the nine month period ended September 30, 1996 increased by 88% from approximately $1,289,000 in 1995 to approximately $2,422,000 in 1996 primarily due to the payroll, benefits and travel costs related to additional personnel to support the Company's growth and development plans, the inclusion of Charis Place, Inc., and the newly opened facility. Also effecting this increase is the write-off of approximately $121,000 in costs incurred for a preferred stock offering which is not going forward.

Three Months
Operating and other expenses for the three month period ended September 30, 1996 increased by 122% from approximately $431,000 in 1995 to approximately $957,000 in 1996. The same factors effecting the nine-month Expenses combine to impact the third quarter.

Interest Expense, Net
Nine Months
Interest expense for the nine month period ended September 30, 1996 increased from approximately $82,000 in 1995 to approximately $208,000 in 1996 due to the following: the opening of the Company's corporate center whereby interest is no longer being capitalized; the inclusion of the Charis Place, Inc. acquisition with its associated debt and the opening of two additional facilities with their associated debt. In addition, interest income in 1996 included approximately $34,000 from investing initial public offering proceeds in certificates of deposit and repurchase agreements.

Three Months
Interest expense for the three month period ended September 30, 1996 increased from approximately $27,000 in 1995 to approximately $94,000 in 1996. The same factors effecting the nine-month Interest Expense combine to impact the third quarter.

Loss Before Income Taxes

As a result of the above, the Company incurred a loss before taxes of approximately ($481,000) for the 1995 period as compared to a loss of approximately ($1,137,000) for the 1996 period.

Liquidity and Capital Resources

For the nine months ended September 30, 1996 the Company sustained a loss of approximately $1,137,000. This resulted primarily from the Company's inability to consummate the real estate funding for the campus projects. The sustained loss has been funded primarily through the initial public offering which occurred in July, 1995 for which the Company realized approximately $3,212,000. In addition, as of September 30, 1996, the Company had a working capital deficit of approximately $1,127,000. Operating losses are expected to continue to occur for the foreseeable future. It is anticipated that such losses will be funded by either private equity or debt financing.

Since the July 6, 1995 public stock offering, the Company has started an aggressive development program that will include construction of additional assisted living facilities which, when matched with appropriate additional real estate debt funding, are ultimately expected to generate incremental operating cash flows sufficient to fund operations. Two of these facilities have been under construction since late in 1995 and were completed during June, 1996. The facilities were opened July 5, 1996. These 40 additional beds are located in Bradenton, FL.

Currently the Company has the following projects under development: a ten acre campus (6 - 20 bed physically frail and 2 - 64 bed Alzheimer's facilities - a total of 248 beds) in Sarasota, FL; a second ten acre campus (5 - 20 bed physically frail and 2 - 64 bed Alzheimer's facilities - a total of 228 beds) in Lehigh Acres, FL; a two acre site (2 facilities totaling 48 beds) in Springfield, OH; a 1.1 acre site (2 - 20 bed physically frail - a total of 40 beds) in Tampa, FL; and a 3.5 acre site (1 - 25 bed physically frail and 1 - 64 bed Alzheimer's facilities - a total of 89 beds) also in Tampa, FL. Additionally, the Company is in the site selection process in several other locations. The Company continues to evaluate possible acquisition and business combination opportunities. Management believes that evolution of the assisted living industry will continue to produce potential acquisition opportunities.

Management believes that financing for its various development projects is generally available from various sources, including: sale/leaseback transactions with Real Estate Investment Trusts (REIT's); construction and permanent financing from commercial banks; and tax exempt bond financing with not-for-profit corporations and real estate syndications. The Company has been negotiating with various lenders to provide financing for its development projects.

Recently, the Company and an investment banking firm have agreed to begin preparation of the documentation for a public offering of $3,000,000 to $6,000,000 of equity securities, on a best efforts basis, by the end of the first quarter of 1997. Any public offering of securities will be registered under the Securities Act of 1933, as amended, and will be made only by means of a prospectus. There can be no assurances that this offering will be consummated or any funds realized. In addition , the Company and the investment banking firm have further agreed that upon completion of the above offering, the investment banker will act as a Dealer Manager for a series of financings to develop assisted living facilities, which the Company will lease on a long-term basis. Such financings will be structured as private placements and carried out on a best efforts basis. There can be no assurance that any such financings will be available to the Company because of its present financial condition.

If the Company is unable to obtain financing for its various development projects, it will be required to modify or curtail its expansion plans, which could have a material adverse effect on the Company's ability to continue its operations. In the event the Company does not obtain additional financing from the proposed offering, management believes it will expend its available resources during the first quarter of 1997 and will be forced to curtail its operations.

The Company's common stock is traded on NASDAQ and listed under the symbol
"JLHC".

JUST LIKE HOME, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET


                                   ASSETS                                  SEPTEMBER 30,
                                                                               1996
                                                                            ----------
Current Assets:

     Cash                                                                   $  237,082
     Restricted Cash                                                           128,740
     Restricted certificate of deposit                                         250,000
     Accounts receivable - trade                                               144,637
     Due from related parties - current                                        159,158
     Other current assets                                                       47,036
                                                                            ----------
Total current assets                                                           966,653
Property and Equipment, net                                                  7,352,015
Restricted Cash - long-term                                                     55,545
Due from Related Parties - long-term                                           149,128
Goodwill and Intangibles, net of accumulated amortization
     of $19,672 at September 30, 1996                                          401,538
Organization and Debt Issuance Costs, net of accumulated amortization
     of $62,945 at September 30, 1996                                          153,927
Other Assets
                                                                                26,644
                                                                            ----------
Total Assets                                                                $9,105,450
                                                                            ==========

                      LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:
     Accounts payable and accrued expenses                                  $  753,984
     Current portion of mortgages, notes and bonds payable                   1,188,733
     Due to related parties                                                    150,000
                                                                            ----------
                  Total current liabilities                                  2,093,942
Mortgages and Notes Payable                                                  2,601,339
Bonds Payable                                                                  735,000
Note payable to Related Party                                                  185,405
                                                                            ----------
                  Total liabilities                                          5,614,461
Commitments and Contingencies
Stockholders' Equity:
     Preferred stock, $.01 par value; 2,000,000 shares authorized;
          none issued and outstanding                                             --
     Common stock, $.001 par value; 13,000,000 shares authorized;
         3,917,461 shares issued and outstanding at September 30, 1996           3,917
Additional paid-in capital                                                   6,135,980
Accumulated deficit                                                         (2,648,908)
                                                                            ----------
                  Total stockholder's equity                                 3,490,989
                                                                            ----------

Total Liabilities and Stockholders' Equity                                  $9,105,450
                                                                            ==========


See accompanying notes to consolidated condensed financial statements.

JUST LIKE HOME, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS


                                             THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                 SEPTEMBER 30,                     SEPTEMBER 30,
                                             1996             1995             1996             1995
                                             ---------------------             ---------------------

REVENUE:
Resident fees                             $  336,740       $  135,926       $  836,611       $  409,459
Management fees                               25,185           26,082           75,885           69,706
Consulting fees                              143,772           83,148          384,459          332,244
Other income                                  61,756            5,670          131,636           27,729
                                          ----------       ----------       ----------       ----------
   Total revenue                             567,453          250,826        1,428,591          839,138

EXPENSES:
Operating, selling, general and
    administrative
                                             957,350          431,190        2,422,338        1,289,106
                                          ----------       ----------       ----------       ----------

OPERATING LOSS                              (389,897)        (180,364)        (993,747)        (449,968)
                                          ----------       ----------       ----------       ----------

NON-OPERATING INCOME (EXPENSE)
   Interest expense                          (94,225)         (27,218)        (207,752)         (81,653)
   Interest income                            13,015           48,068           64,438           50,756
                                          ----------       ----------       ----------       ----------
                                             (81,210)         (20,850)        (143,314)         (30,897)
                                          ----------       ----------       ----------       ----------
Loss Before Income Taxes                    (471,107)        (159,514)      (1,137,061)        (480,865)

Income Tax Expense
                                               -                -                -                -
                                          ----------       ----------       ----------       ----------

Net Loss                                  $ (471,107)      $ (159,514)      $(1,137,061)     $ (480,865)
                                          ==========       ==========       ==========       ==========

Net Loss per Common and Common
   Equivalent Share                       $    (0.12)      $    (0.04)      $    (0.29)      $    (0.15)
                                          ==========       ==========       ==========       ==========

Weighted Average Common or Common
   Equivalent Shares Outstanding           3,921,627        3,826,559        3,910,582        3,295,101
                                          ==========       ==========       ==========       ==========



See accompanying notes to consolidated condensed financial statements.

JUST LIKE HOME, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS


                                                                                         NINE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                1996                          1995
                                                                             -----------                   -----------

Cash Flows from Operating Activities:
     Net loss                                                                $(1,137,061)                  $  (480,865)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
        Depreciation and amortization                                            159,238                        56,254
        Write off preferred stock issuance costs                                 121,229                          --
        Common stock issuance as compensation                                       --                         124,693
        Changes in assets and liabilities:
           (Increase) in accounts receivable                                     (69,808)                      (19,186)
           (Increase) in other current assets                                    (31,597)                       (3,963)
           Increase (Decrease) in accounts payable and accrued expenses          422,403                      (316,329)
                                                                             -----------                   -----------
                  Net cash used in operating activities                         (535,596)                     (639,396)
                                                                             -----------                   -----------

Cash Flows from Investing Activities:
     Acquisitions of property and equipment                                   (3,559,418)                     (613,345)
     Loans to related parties                                                    (26,012)                     (302,765)
     Repayments of related-party loans                                            23,168                          --
     Payments for organization costs and Intangible costs                       (458,724)                       (4,588)
     Deposits into non-current restricted cash                                    (2,016)                         --
     Payments for other assets                                                   (96,479)                      (42,773)
     Purchase of certificate of deposit                                         (800,000)                     (500,000)
      Proceeds from certificate of deposit                                     1,150,000                          --
                                                                             -----------                   -----------
                  Net cash (used in) investing activities                     (3,769,481)                    1,463,471
                                                                             -----------                   -----------
Cash Flows from Financing Activities:
     Proceeds from mortgages and notes payable                                 2,900,510                       950,000
     Repayment of mortgages and notes payable                                    (73,419)                     (698,900)
     Repayment of bonds payable                                                     --                         (15,000)
     Proceeds from common stock sales                                               --                       4,123,426
     Decrease in common stock subscriptions receivable                              --                         900,000
     Repayment of related-party loans                                             (4,166)                      (86,286)
     Borrowings from related parties                                                --                          18,413
                                                                             -----------                   -----------
                  Net cash provided by financing activities                    2,822,925                     5,191,653
                                                                             -----------                   -----------


Net Increase (Decrease) in Cash                                               (1,482,152)                    3,088,786

Cash - Beginning of Period                                                     1,847,974                        88,988
                                                                             -----------                   -----------

Cash - End of Period                                                         $   365,822                   $ 3,177,774
                                                                             ===========                   ===========

Non-cash Investing and Financing Activities:

     The Company issued 40,351 shares of common stock, valued at $460,000 in connection with the acquisition of Charis Place, Inc.

See accompanying notes to consolidated condensed financial statements.

JUST LIKE HOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Three-Month and Nine-Month Periods Ended September  30, 1996 and 1995



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


2.       PROPERTY AND EQUIPMENT:

         Property and equipment is stated at cost and includes the following at September 30, 1996:

                   Land                               $   861,007
                   Buildings                            3,800,590
                   Furnishings and equipment              723,293
                                                      -----------
                                                        5,384,890
                   Less:  Accumulated depreciation       (305,525)
                                                      -----------
                                                        5,079,365
                   Property under development           2,272,650
                                                      -----------
                                                      $ 7,352,015
                                                      ===========


         On July 5, 1996, the Company opened two new 20 bed facilities in Bradenton which had previously been under construction.

JUST LIKE HOME, INC. AND SUBSIDIARIES

Three-Month and Nine-Month Periods Ended September 30, 1996 and 1995


3. MATURITY SCHEDULE FOR MORTGAGES PAYABLE, BONDS PAYABLE, NOTES PAYABLE AND NOTE PAYABLE TO RELATED PARTY:

         The following table presents principal payments required on the mortgages payable, bonds payable, notes payable and note payable to related party for each of the five years subsequent to September 30, 1996 and thereafter:


          Year Ending September  30,
                   1997                                                     $  1,339,958
                   1998                                                          274,818
                   1999                                                           84,468
                   2000                                                           95,326
                   2001                                                          101,971
                   Thereafter                                                  2,963,936
                                                                            ------------

                                                                            $  4,860,477
                                                                            ============
          Classified As:
               Current portion of mortgages, notes and bonds payable        $  1,188,733
               Current portion of note payable to related party                  150,000
               Mortgages and notes payable                                     2,601,339
               Bonds payable                                                     735,000
               Note payable to related party                                     185,405
                                                                            ------------

                                                                            $  4,860,477
                                                                            ============


4.       MORTGAGE AND PROMISSORY NOTES:

         On January 26, 1996, the Company closed in escrow on a 10-acre site in Sarasota, Florida. The site will be used for a 248-resident , 8-building campus style development providing assisted living and special care needs. The $850,000 purchase price was paid $50,000 in cash with a corresponding six-month bank note for $800,000. The bank note was payable interest only monthly at the Chemical Bank prime rate plus 1% with principal due on July 1, 1996. Such bank financing was collateralized by $800,000 of certificates of deposit. On May 22, 1996, this note was paid down to $750,000 and replaced with a new bank note payable interest only monthly at the Chase Manhattan Bank prime rate plus 1% with principal due on May 22, 1997. This loan is collateralized by the land only. The closing in escrow was necessary due to the temporary inability of the seller to secure a title insurance policy because an easement on the property is subject to prior judgment liens. The Company believes such liens can be exempted by judicial determination and seller has initiated such action. Such action was completed in September, 1996.

JUST LIKE HOME, INC. AND SUBSIDIARIES

Three-Month and Nine-Month Periods Ended September 30, 1996 and 1995

4.       MORTGAGE AND PROMISSORY NOTES: (CONTINUED)

         In April, 1996, the Company received a loan in the amount of $1,170,000 for construction of certain facilities located in Bradenton, Florida. On September 30, 1996, $1,169,900 was outstanding under the construction loan. The construction loan bears interest at the rate of prime plus 1%, payable in monthly interest only payments for a six-month period. At the end of six months, the construction loan will be converted into a five-year promissory note with interest at 8.25% payable in monthly principal and interest amounts of approximately $9,970. Additionally, the Company has pledged a $250,000 certificate of deposit as additional collateral.

         On August 14, 1996, the Company executed an unsecured promissory note payable to an individual in the amount of $150,000. The promissory note is payable in full on November 14, 1996 along with interest to that date, at the rate of 10% per annum.

         On September 19, 1996, the Company executed an unsecured promissory note payable with a previous Board member in the amount of $200,000. The promissory note is payable in full on March 5, 1997 along with interest to that date at the rate of prime plus one, as published by the Wall Street Journal in its "Money Rates" section. The rate of interest charged shall automatically change with any change in the "Prime Rate'.

5.       EMPLOYEE STOCK OPTIONS:

         In March, 1995, the Company adopted a Stock Option Plan (the "Plan") under which 200,000 shares of common stock are reserved for issuance upon exercise of stock options. Options may be granted to all eligible employees of the Company, including officers and non-employee directors and others who perform services for the Company. Options are granted under the Plan on such terms and at such prices as determined by the Board of Directors, except that the per share exercise price of incentive stock options cannot be less than the fair market value of the common stock on the date of the grant. Each option is exercisable after the period or periods specified in the option agreement, but no option may be exercisable after the expiration of ten years from the date of grant. During the six months ended September 30, 1996, no additional options were issued.

6.       LITIGATION:

         On February 14, 1996, an individual filed a lawsuit against the Company in United States District Court, Southern District of New York, alleging that he acted as a finder in connection with the Company's initial public offering with the Securities and Exchange Commission which occurred in July, 1995 in which the Company sold 839,000 shares to the public at $6.00 per share. The individual is seeking damages in the approximate amount of $1,750,000. The litigation was settled in September, 1996. In connection therewith, the Company paid the plaintiff the sum of $35,000.

          JUST  LIKE HOME, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

          Three-Month and Nine-Month Periods Ended September  30 1996 and 1995


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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
                  None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  None

ITEM 5.    OTHER INFORMATION
                  None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits

                  27   -- Financial Data Schedules (FOR SEC USE ONLY)

           (b) Reports on Form 8-K

                  None

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:    November 13, 1996            Just Like Home, Inc.






                                      (Richard T. Conard)
                                      ------------------------------------
                                      Chief Executive Officer