Form 10KSB
period 1996-12-31
JUST LIKE HOME INC
filed 1997-04-15
CIK 934380

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              --------------------
                                  FORM 10-KSB

          [ x ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996

                                       or

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the transition period from         to

                         Commission File Number 0-25908


                              JUST LIKE HOME, INC.
             (Exact name of registrant as specified in its charter)



             FLORIDA                            65-0568234
             (State or other jurisdiction of    (I.R.S. Employer
             of incorporation or organization)  Identification No.)


                             3647 CORTEZ ROAD WEST
                         BRADENTON, FLORIDA  34210-3106
                                  941-756-2555
         (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock ($.001 par value)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes  X  No
                                                                       ---   ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     On April 10, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant was $5,876,000 (based on the average bid and asked prices on such date). For purposes of determination of the above stated amount, only directors, executive officers and 10% or greater shareholders have been deemed affiliates.

     As of April 10, 1997, there were outstanding 7,073,711 shares of Common Stock, $.001 par value per share.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders of Just Like Home, Inc. to be held during 1997 are incorporated by reference into Part III of this Form 10-KSB.

                                1996 FORM 10-KSB

                               TABLE OF CONTENTS

                                                                  PAGE NUMBER
       Part I
       Item 1.   Description of Business                                1
       Item 2.   Description of Properties                             11
       Item 3.   Legal Proceedings                                     11
       Item 4.   Submission of Matters to a Vote of Security Holders   11

       Part II

       Item 5.   Market for Common Equity and Related
                 Stockholder Matters                                   11
       Item 6.   Management's Discussion and Analysis of
                 Financial Condition and Results of Operation          12
       Item 7.   Financial Statements                                  16
       Item 8.   Changes in and Disagreements with
                 Accountants on Accounting and Financial
                 Disclosure                                            16

       Part III

       Item 9.   Directors, Executive Officers, Promoters
                 and Control Persons; Compliance with
                 Section 16(a) of the Exchange Act                     17
       Item 10.  Executive Compensation                                17
       Item 11.  Security Ownership of Certain Beneficial
                 Owners and Management                                 17
       Item 12.  Certain Relationships and Related Transactions        17
       Item 13.  Exhibits and Reports on Form 8-K                      17

ITEM 1. DESCRIPTION OF BUSINESS

INTRODUCTION

     Just Like Home, Inc. (the "Company" or "JLH") was founded on the belief that retirement assisted living should offer the elderly a chance to live out a long and happy extension of a normal, interesting life with minimal assistance. Although many elderly and frail people need the more extensive level of care provided by nursing homes, many do not. The Company offers assisted living facilities and services to those elderly and frail individuals who do not need the level of care offered by nursing homes. This assistance is provided in a small scale residential setting that allows the resident to maintain his or her dignity and a degree of independence at a reasonable cost.

     The Company began operating its first assisted living facility in 1987. Two additional facilities were completed in each of 1988 and 1989. During 1993 and 1994, four of these facilities were expanded to accommodate more residents. In 1994, the Company sold to the National Foundation on Gerontology, Inc., a Florida nonprofit corporation (the "National Foundation"), three of the Company's facilities and undeveloped property previously acquired for the purpose of constructing an additional facility. See "Item 12, Certain Relationships and Related Transactions." Concurrently with the sale, the Company entered into a management agreement with the National Foundation, whereby the Company was retained to operate the homes for the National Foundation for a management fee. In December 1994, National Foundation completed construction of a sixth JLH facility on the property sold to it by the Company, and such facility has been operated and managed by the Company under the management agreement.

     The facilities owned or managed by the Company range in size from approximately 7,000 square feet designed for occupancy by up to 16 residents, to approximately 12,500 square feet, designed for occupancy by up to 32 residents. Based upon its experience in developing and managing assisted living facilities, the Company has developed a prototype facility of approximately 9,000 square feet designed for occupancy by 20 residents.

     Each center provides housing and services to the elderly who desire to maintain independence within a system of medically and socially integrated programs in a home-like environment. The objective of JLH is to offer a pro-active life program and trained staff to deliver a level of care that nurtures the health, dignity, privacy and spirit of each resident.

     The Company's markets are the physically frail and cognitively impaired elderly, age 75 years and older. The physically frail are those elderly who are mentally capable, but are frail and require assistance with basic daily activities. The cognitively impaired are elderly who are physically capable, but suffer from various forms of dementia, such as Alzheimer's disease.

     The typical resident of an assisted living center is age 75 years or older, female and widowed or single according to the Assisted Living Facilities Association of America. Most residents (approximately 75%-90%) come from within a 5-10 mile radius of a given facility. Each elderly person typically has a supporting adult child who is instrumental in the decision making process.

     The primary marketing programs used by Just Like Home include community public relations, advertising, tours, developing positive referral relationships with hospitals and nursing homes, a newsletter and a direct mail program. The primary referral targets are doctors, lawyers, bank trust officers, accountants, social workers, nurses, clergy, ministers, elderly organizations and guardians.

THE JUST LIKE HOME CONCEPT

     JLH offers its assisted living services to the physically frail or cognitively impaired in "home like" settings. Each Just Like Home is designed to meet the elderly residents' needs for comfort, security, quality of life and a degree of independence.

     The Company strives to combine in its facilities the best aspects of independent living with the protection and safety of assisted living, with trained staff members who provide 24-hour care and monitoring of every resident. Each Just Like Home, as the name implies, is a home in a neighborhood with a yard, a porch and a kitchen. The assisted living facilities are designed and decorated to have a home-like atmosphere. Residents are encouraged to furnish their rooms with personal items they have collected during their lifetime. Monthly rates currently range from approximately $1,250 for double occupancy to $1,850 for a single room.

     Just Like Home assisted living facilities compete with individually-owned and large retirement community facilities. JLH offers personalized care services in a small scale residential setting that allows the resident to maintain his or her independence and dignity at a reasonable cost through professional management of multiple, single purpose facilities. By developing multiple locations within the same geographic area, JLH believes it is able to provide centralized professional management not found in individually owned and operated facilities.

     In the opinion of the Company, the smaller residence is the primary advantage Just Like Home facilities have over larger facilities. The smaller Just Like Home residential setting allows for more individualized care giving. The Company believes that nowhere is this more important than with the cognitively impaired. People with mild and moderate states of Alzheimer and related cognitive diseases can be cared for in an assisted living facility at approximately half the cost of comparable nursing home care.

     The day-to-day operations of each Just Like Home facility are managed by a home manager who is responsible for the overall operation of the residence. The manager is assisted by various levels of trained personnel, some of whom may be independent providers or part-time personnel, including nurses, personal service assistants, maintenance and kitchen personnel. The Company consults with outside providers, such as pharmacists and dietitians, for purposes of medication review, menu planning and responding to any special dietary needs of its residents.

Personal care, dietary services, housekeeping and laundry services are performed primarily by on-site care givers who are full-time employees of the Company.

     There are staff personnel on duty at each Just Like Home facility 24-hours a day who provide the necessary home-making and resident care services. Weekend and relief staff rotate among the homes. An activity director oversees the exercise and activity program as well as arranging transportation of residents to physicians' offices and weekly outings.

     The typical profile of the facility staff is a person who has care giving and housekeeping skills. They are encouraged (but not required) to take the Certified Nursing Assistant training program. All are required, however, to have training in assisting residents with medication, hygiene, first aid, and CPR which includes classes in aging, psychology of care giving to the elderly, and practical management skills.

     The duties of the staff include all housekeeping, laundry, meal preparation, assistance in activities of daily living such as games, walks, exercise programs, interaction with visitors and families, daily record documentation and delivery of medication. Each resident is carefully monitored and is not permitted to venture off the property without a signed release from a guardian, adult child or the supervision of one of the Just Like Home staff members. Medications, prescribed by a resident's doctor, are managed by the staff. Daily activities such as bingo, walks and exercise programs are provided for all residents and are overseen by the staff and the activities director.

JUST LIKE FAMILY

     The Company also provides senior service related businesses that augments the Company's basic business. These services include related non-medical, in-house assisted living support to individuals wishing to remain in their own homes. The Company provides aides to assist with bathing, dressing, general housekeeping, shopping, meal preparation, and transportation for medical appointments.

FRANCHISE OPERATIONS

     The Company previously offered a franchise program to others who wanted to own and operate Just Like Home facilities at a single location or in a defined geographic area. In January, 1995, the Company entered into its first franchise agreement, which was later terminated without a facility being developed. The Company has since granted a franchise for all of Canada and the French speaking world, but no facilities have been developed to the Company's knowledge. The Company has determined to discontinue any efforts to promote or grant franchise rights to others and will limit its efforts in the franchise area to honoring its obligations under the Canadian franchise agreement.

THE ASSISTED LIVING INDUSTRY

     The long-term elderly care industry encompasses a wide variety of accommodations and health care services. For those requiring limited services, home-based care in the elderly person's home or in a retirement center offers a viable option for assistance on an "as needed" basis. Services provided by congregate and retirement communities are often limited to meals, housekeeping and laundry. As an elderly person's needs for assistance increase, care in an assisted living residence, where assistance with personal care (such as dressing and bathing), support services (such as housekeeping and laundry) and routine nursing services (such as assistance with taking medications and health monitoring) are available, is often preferable to home-based care. For those elderly in need of specialized support, rehabilitative, nutritional, respiratory and other skilled treatments, medical care in a nursing facility may be required. Generally, assisted living center residents require higher care levels than those of residents of congregate and retirement living communities, but lower than that of patients in skilled nursing facilities.

     Assisted living facilities, such as those operated by the Company, differ from skilled nursing facilities in that assisted living facilities do not provide the more extensive, and costly, nursing and medical care found in nursing homes. Assisted living facilities differ from continuing care retirement communities in that, among other things, residents of assisted living facilities are not obligated to purchase frequently expensive lifetime contracts for residential living and care.

     The number of persons over the age of 65 has been increasing faster than the overall population, largely as a result of advances in medical technology which has increased life expectancy. The percentage of total population over the age of 65 in the United States has grown from approximately 8.1% in 1950, to approximately 12.0% in 1985. The 1990 Census indicates that this has further increased to 12.6% or 31.2 million individuals. Current estimates indicate that by the year 2010,
39.4 million people in the United States will be age 65 or older.

     The 85 years and older segment of the population is also growing the fast. In 1990, the 85 and older age group was estimated at 3.5 million, or 1.4% of the population, and such segment is expected to double by the year 2010. Based on these statistics, the Company believes that, as the number of older individuals continues to increase, the number of people who require assistance with the activities of daily living will increase.

COMPETITION

     The long-term care industry is highly competitive and the Company expects that the assisted living business in particular will become more competitive in the future. The Company competes with numerous other companies providing similar long-term care alternatives such as home health agencies, life care at home, community-based service programs, retirement communities and convalescent facilities. Nursing facilities that provide long-term care services are also a potential source of competition for the Company.

     Providers of assisted living communities compete for residents primarily on the basis of quality of care, price, reputation, physical appearance of the facilities, services offered, family preferences, physician referrals, and locations. Some of the Company's competitors are significantly larger than the Company and have, or may obtain, greater financial resources than those currently available to the Company.

FUNDING FOR ASSISTED LIVING CARE

     The Company's revenue from residents is over 90% private pay. Accordingly, the Company competes with other comparably and higher priced facilities for elderly residents who have the financial resources to pay the room and other charges of an assisted living facility. As discussed below, government funding for assisted living services is limited and that which is available is at rates substantially less than the Company's current room charges.

     The Company believes that current government programs that pay the costs of nursing home care, but not the cost of assisted living services (with some exceptions, as described below), have been an incentive for individuals who cannot afford the costs of assisted living services to enter nursing homes in order to receive assisted living services. Although government funding for assisted living facilities may increase in an effort to shift elderly care from more expensive nursing homes to less expensive assisted living facilities, the Company does not anticipate that any increase will materially affect the Company's payor mix or its operations.

     In 1981, the Federal government approved a Medicaid waiver program called Home and Community Based Care designed to permit states to develop programs specific to the health care and housing needs of the low-income elderly eligible for nursing home placement (the "Medicaid Waiver Program"). Under the Medicaid Waiver Program, states may apply to the Federal government for a waiver permitting them to use Medicaid funds to support community-based options for low-income elderly who need long-term care. The Medicaid waiver permits states to allocate a portion of Medicaid funding for skilled nursing facility care to other forms of care, such as assisted living.

     Florida developed a limited Medicaid Waiver Program for assisted living, which was implemented in January 1995. Two Company owned facilities have been licensed by the State of Florida as "Extended Congregate Care" facilities, which qualifies them to receive residents under the Medicaid Waiver Program. As of March 31, 1997, less than 10 residents of facilities owned or managed by the Company were participating in the Medicaid Waiver Program. The Company does not anticipate that this number will increase significantly in the foreseeable future.

GOVERNMENT REGULATION

     The Company's assisted living facilities are subject to various regulations and licensing requirements by the State of Florida. Florida does not, however, impose any financial requirements for assisted living facilities. In order to qualify as a state licensed facility, assisted living facilities must comply with regulations that address, among other things, staffing, physical design, required services and resident characteristics. The facilities are also subject to various local building codes and other ordinances, including fire safety codes. To the extent that the Company open Just Like Home facilities in states other than Florida. applicable regulations of those states will apply. These requirements vary from state to state and are monitored, to varying degrees, by state agencies.

     The Company believes that the facilities owned or managed by the Company are in substantial compliance with all applicable regulatory requirements. However, in the ordinary course of business, a residence could be cited for a deficiency. No actions are currently pending at any of the Company's facilities.

     Because the Company receives revenues under the Medicaid Waiver Program, it is subject to Medicaid fraud and abuse laws, which prohibit any bribe, kickback, or remuneration of any kind in return for the referral of Medicaid patients or to induce the purchasing, leasing, ordering or arranging of any goods or services to be paid for by Medicaid. Violations of these laws may result in civil and criminal penalties and exclusions from participation in the Medicaid program.
The Inspector General of the Federal Department of Health and Human Services has issued "safe harbor" regulations specifying certain business practices which are exempt from the sanctions under the fraud and abuse law. The State of Florida has laws that prohibit certain direct or indirect payments or fee-splitting arrangements between healthcare providers if such arrangements are designed to induce or encourage the referral of patients to a particular provider. The current management of the Company is not aware of any company agreements or arrangements that are subject to the Medicaid fraud and abuse laws.

CONSULTING SERVICES

     One of the Company's subsidiaries, is a marketing research firm that provides planning services, project feasibility studies, market analysis, and detailed demographic data for the assisted living, housing and commercial markets to unaffiliated third parties.

EMPLOYEES

     The Company currently employs 116 persons, 14 of whom work at its corporate office. The Company has entered into an agreement with a contract human resource service for the leasing of most of its employees. The service company is responsible for all payroll functions and for the payment of taxes and wages for the leased employees. The Company pays the service a monthly lease fee equal to the Company's total gross payroll plus a fixed fee based on the number of employees. None of the Company's employees are represented by a labor union. There are 31 persons working at the three managed facilities who are employees of National Foundation.

     The significant factors are to attract and retain qualified employees, particularly at the Company's facilities. The Company has historically experienced a high level of turnover among its hourly employees. The success of the Company's facility operations is largely dependent upon its ability to attract and retain qualified employees.

RECENT DEVELOPMENTS

     In February, 1997, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Community Assisted Living
Centers, Inc., a Florida corporation

("Community"), pursuant to which Community would be merged with a wholly-owned subsidiary of the Company (the "Merger"). The Merger was completed on April 10, 1997. Under the Merger Agreement, John F. Robenalt, the President and CEO of Community, was named the President, CEO and COO of the Company.

     As a result of the Merger, the Company in effect acquired all of the assets of Community. Community is a Nokomis, Florida based corporation that was organized in 1996 to engage in the business of acquiring, developing, managing and operating assisted living facilities. Until March 14, 1997, Community operated a 68-unit facility in Bradenton, Florida, under a management agreement with the facility's owner. Community has four assisted living facilities in various stages of development, which development will be continued by the Company after the Merger. Community has two sites for assisted living facilities under contract, which Community will purchase when all zoning and other local approvals for the developments have been obtained. Community is in negotiations for the acquisition of two other sites.

     The Company plans to take advantage of a prototype design for assisted living facilities completed by Community prior to the Merger. That prototype plan is a 42-unit assisted living facility with a maximum occupancy of 45 elderly individuals. The facility will be an approximately 21,000 square foot, single story design constructed of concrete block with stucco finish. The Registrant plans to roll-out the Community prototype as well as the prototype the Company has developed in rural markets based upon community needs and existing and planned competition.

     The Company issued an aggregate of 1,646,250 shares of its Common Stock in the Merger in exchange for all of the outstanding Common Stock of Community. None of the shareholders of Community prior to the Merger were affiliated with the Company prior to the execution of the Merger Agreement.

ITEM 2. DESCRIPTION OF PROPERTIES

     The Company presently owns 6 assisted living facilities, which facilities are generally described in a table set forth under "Item 6, Management's Discussion and Analysis." The Company also owns the following real property:


LOCATION            DESCRIPTION                SIZE
Bradenton, Florida  Corporate Office Building  21,000 sq. ft.
Springfield, Ohio   Vacant Building and Land   3.5 acres
Tampa, Florida      Vacant Land                1.5 acres
Sarasota, Florida   Vacant Land                10.0 acres


     The Company presently intends to sell the Springfield, Ohio, Tampa, Florida and Sarasota, Florida properties, as soon as it is able to do so, and these properties are now reflected on the balance sheet of the Company as "Property Held for Sale." These properties were purchased for future development of assisted living facilities, but are not suitable for development of facilities that are consistent with the Company's current plans to focus on smaller assisted living facilities in more rural communities.

     Substantially all of the Company's real property is subject to mortgages securing various indebtedness of the Company.

     In addition to the foregoing, the Company has under contract two assisted living facility sites in Florida, which the Company intends to purchase for an aggregate purchase price of $210,000 as soon as zoning and related issues are resolved. These two sites were part of the assets of Community acquired in the merger of Community into a wholly-owned subsidiary of the Company.

ITEM 3. LEGAL PROCEEDINGS

     On April 16, 1996, two related shareholders of the Company filed a lawsuit against the Company alleging that the 214,882 shares of Common Stock of the company received by the plaintiffs in December, 1994 should have been freely tradable under the federal securities laws and not subject to the restrictions of SEC Rule 144. On April 9, 1997, the company entered into a settlement agreement with the plaintiffs. Under that settlement agreement, the plaintiffs agreed to dismiss the litigation, and the plaintiffs and the Company agreed to a mutual release of all parties for claims arising out of the stock issuance.
The Company also agreed (i) to grant the plaintiffs an option to acquire 50,000 shares of Common Stock of the Company (the "Option") at a purchase price of $2.00 per share, and (ii) to grant the plaintiffs a put right (the "Put") with respect to the 214,882 shares held by the plaintiffs and the 50,000 shares subject to the Option. The Put right is exercisable by the plaintiffs and certain related assignees for a 30 day period after the second anniversary of the settlement, and requires the Company to purchase the shares as to which the Put is exercised at a purchase price of $4.00 per share. If the Put right is not exercised during that period, the Put right expires. The Put right expires as to any shares held by the plaintiffs that are transferred to persons other than certain persons related to the plaintiffs. The Option expires on the second anniversary of the settlement.

     There is no other litigation pending, or the knowledge of management threatened, against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS PRICE RANGE OF COMMON STOCK

     The Company's Common Stock is traded on the Nasdaq SmallCap Market under the symbol "JLHC." Trading in the Common Stock commenced on July 6, 1995, the date on which the Company closed the initial public offering of its Common Stock. The following is the range of high and low bid prices for the Company's Common Stock for the periods indicated.



                                   High              Low
             1995
                   Third Quarter*   9.75             8.00
                   Fourth Quarter  14.75             8.387


             1996
                   First Quarter   14.00             8.00
                   Second Quarter  14.00             8.50
                   Third Quarter   12.25             4.50
                   Fourth Quarter   5.125            1.00


     * Beginning July 6, 1995.

     On April 11, 1997, the closing bid price of the Company's Common Stock was $2.25 per share. The above quotations reflect inter-dealer quotations, without retail mark-up, mark-down or commission, and may not represent actual transactions.

     As of March 31, 1997, the Company had approximately 1,050 record and beneficial holders of the Company's Common Stock. The Company has not paid any dividends on its Common Stock since its inception and does not anticipate paying any dividends on its Common Stock in the foreseeable future. The Company currently plans to retain earnings, if any, to finance its business operations.

ITEM 6. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

     This discussion and analysis contains both historical and forward-looking information. The forward-looking statements may be significantly affected by risks and uncertainties and are made pursuant to the safe harbor provisions of the Private Securities Litigation
Reform Act of 1995. There can be no assurance that anticipated future results will be achieved. Readers are cautioned that a number of factors, which are described in this report and below, could adversely affect the Company's ability to obtain these results, including the Company's ability to obtain long-term financing for development of new facilities, the Company's ability to sell certain assets held for sale on acceptable terms, the ability of the new management team to operate its facilities efficiently, the ability to fill-up current and new facilities and the ability to attract qualified personnel.

OVERVIEW

     The Company's revenues consist primarily of (i) rental of residences in assisted living facilities, (ii) management fees for the provision of such services to facilities owned by other entities and
(iii) consulting fees. Resident rental rates are reviewed annually and adjustments are sought based on changes in the Company's operating costs or as market conditions dictate. The level of service provided to each resident is also reviewed on a continuous basis to determine whether individual needs have changed which require an adjustment of services and, therefore, rates. The Company's expenses for Company owned facilities include (i) residence operating expenses, such as staff payroll, food, utilities, insurance, property taxes, and other direct residence operating expenses, (ii) depreciation and amortization and
(iii) interest expense. General and administrative expenses consisting of marketing, legal, accounting and other administrative expenses are incurred for Company owned and managed facilities.

     The following table sets forth the number of facilities owned or managed and the total beds and occupancy as of the end of each of the periods presented and the average occupancy percentages for each of such periods.



                                            1995   1996
Facilities owned.........................       2      6
Facilities managed.......................       3      3
Total beds...............................     100    184
Occupancy percentage at end of period....    97.0%  81.0%
Average occupancy percentage.............    89.5%  76.6%



     The occupancy at year end 1996 and the average occupancy for 1996 reflect the opening of two new facilities in July and December, 1996.


RESULTS OF OPERATIONS

     Due to the complications of completing the Merger with Community and the change in management of the Company, the audited financial statements of the Company as of and for the year ended December 31, 1996, are not available at the time this report is filed. The Company anticipates that the audited financial statements will be available by April 21, 1997. The Company will report a net loss for 1996 of approximately $3,000,000, compared to a net loss for 1995 of $811,000.
The Company will also report an increase in revenues for 1996 to approximately $1,950,000, compared to $1,143,000 in 1995. The increase in revenue is primarily due to the acquisition of two facilities in March 1996, and the opening of a new facility in July, 1996. The net loss in 1996 was primarily attributable to increased operating, selling, general and administrative expenses from $1,835,000 to 1995 to approximately $3,245,000 in 1996. These expenses increased due to the operation of the two acquired facilities and the start-up losses associated with opening two new facilities in 1996. The loss in 1996 also reflect a $338,000 charge to operating expense for the write off of certain advances to and management fees receivable from the National Foundation, which the Company does not expect to be able to collect.

     The Company will also report that approximately $1,580,000 of real property has been reclassified to "Property Held for Sale". See the discussion in "Item 2, Description of Properties" of the properties the Company proposes to sell. As a result of this reclassification, the Company will report a $818,500 loss on impairment of value of property held for sale, which will directly affect the total stockholders equity of the Company.

LIQUIDITY AND CAPITAL RESOURCES

     The losses incurred by the Company during the 1995 and 1996 have been funded primarily through the private sale of Common Stock in January 1995 from which the Company realized approximately $900,000 and the Company's initial public offering in July 1995 from which the Company realized approximately $4,123,000 and short term borrowings. The proceeds of the public offering were also used (along with the proceeds of certain borrowings) to acquire certain vacant property for future facility developments. The proceeds of those offerings were substantially depleted by December 31, 1996, and substantially all cash resources of the Company were depleted by March 15, 1997. Under the terms of the Merger Agreement with Community Assisted Living Centers, Community assumed operational control of the Company on March 17, 1997, and agreed to fund certain cash needs of the Company until the merger was completed, which occurred on April 10, 1997. Community expended approximately $65,000 fulfilling this obligation.

     The Company anticipates that it will address its current liquidity crisis through a number of actions. First, Community had approximately $600,000 in cash and cash equivalents at the time the Merger was completed, which is now available to fund the Company's operations. Secondly, simultaneously with the closing of the Merger, the Company closed a private placement of 1,510,000 shares of its Common Stock to accredited investors at a purchase price of $1.00 per share, for an aggregate purchase price of $1,510,000. The Company also intends to immediately offer for sale three parcels of land acquired in the last two years for future assisted living facility developments. These parcels are of a size or in a location that is not consistent with the Company's current plans to focus on smaller facilities in more rural communities. The Company is obligated to apply all of the next proceeds of these sales to the reduction of certain indebtedness of the Company. Thus these sales will not directly provide additional working capital, but they should reduce the debt burden of the Company and the corresponding interest expense.

     Finally, the Company has received a non-binding proposal from a real estate investment trust ("REIT") for up to $40,000,000 in sale-leaseback financings for assisted living facilities. If completed, the initial financing would involve the sale-leaseback of five assisted living facilities owned by the Company for an aggregate sale price of approximately $4,100,000. If the financing is completed, the Company will have changed its current focus from owning each of its assisted living facilities and financing those facilities with traditional mortgage financing to a philosophy of transferring ownership to the REIT or similar financing sources and entering into long-term operating leases for those facilities. By transferring ownership of the Company's assisted living facilities to a REIT, the Company will free up capital in existing facilities that can be used to help roll-out new facilities and will reduce the amount of the Company's capital needed for future growth. The REIT financing is subject to numerous conditions, including completion of due diligence review of the facilities and the Company by the REIT and approval of the financing by the governing board of the REIT. The REIT financing is also conditioned upon the Company raising a minimum of $1,500,000 in additional equity capital, which the Company has done as a result of the private placement offering described above. The Company anticipates that the REIT financing would provide the Company with approximately $1,000,000 in additional working capital after the payment of certain long-term and short-term indebtedness related to the facilities to be sold to the REIT.

     There can be no assurance that the Company will be able to complete the REIT financing at all or on terms favorable to the Company.

     If the Company is unable to complete the REIT financing or a similar financing, it would have to substantially restrict its planned development of additional facilities. Without regard to the timing of long-term financing, if any, the Company will be exploring opportunities for savings from the combined operations of the Company and Community, including consolidations of corporate headquarters, elimination of franchise operations, possible sale of the consulting business and similar actions intended to return the Company's focus to its core assisted living business.

     The primary cash needs of the Company relate to start-up costs associated with opening new facilities and projected operating losses for those facilities until they reach a stabilized occupancy and certain corporate office expense until all facilities are generating sufficient cash flow to cover those expenses. The rate at which the Company develops new facilities, if at all, will depend directly upon the availability of financing for those developments (including start-up and fill-up costs).

ITEM 7. FINANCIAL STATEMENTS

     The financial statements of JLH required by Item 7 will be filed as an amendment to this report.

ITEM 8. CHANGES IN DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The information required by this item regarding Directors of the Company is set forth in the Proxy Statement (the "Proxy Statement") to be delivered to the Company's shareholders in connection with the Company's 1997 Annual Meeting of Shareholders under the heading "Election of Directors," which information is incorporated herein by reference. The name, age and position of each executive officer of the Company is as follows:



EXECUTIVE OFFICERS       AGE  POSITIONS AND OFFICES HELD
------------------       ---  --------------------------
John F. Robenalt         44   President, Chief Executive Officer, Chief Operating
                              Officer & Director

Michael W. Monahan, CPA  43   Treasurer & Chief Financial Officer

Richard T. Conard, M.D.  59   Co-Chairman of the Board

Victoria Partin          47   Vice President, Operations

--------------------------------------------------------------------------------

     JOHN F. ROBENALT, became President, Chief Executive Officer and Chief Operating Officer of JLH on April 10, 1997, the effective date of the Merger of Community into a wholly-owned subsidiary of JLH. From July, 1996 through the present, Mr. Robenalt was also President and Chief Executive Officer of Community.

     From 1982 to 1991, Mr. Robenalt served at various times as Vice President, Outside Counsel and Corporate Secretary for Health Care REIT, Inc. (the "REIT"), the first publicly held real estate investment trust to specialize in long term care investment. From 1989 until 1991, Mr. Robenalt was responsible for all investments in long term care by the REIT including investment in nursing homes, retirement facilities, rehabilitation hospitals and assisted living facilities. Since 1984, Mr. Robenalt has served at various times as a Director, Vice President, Assistant Secretary and General Counsel for Florida Convalescent Centers, Inc. a Sarasota-based owner of 17 long-term care facilities.

     Throughout this period, Mr. Robenalt has also been engaged in the practice of law, since 1988 as a principal in Robenalt & Robenalt. Mr. Robenalt serves on the Board of Directors of Mariner Health Group, Inc., which specializes in providing medical and nursing care primarily to sub-acute patients.

     MICHAEL W. MONAHAN, CPA, became Treasurer and Chief Financial Officer of the Company on April 10, 1997. From July, 1996 to the present, Mr. Monahan was also Treasurer and Chief Financial Officer of Community. Prior to joining Community, Mr. Monahan had been engaged in public accounting, including serving as senior audit manager with a Big 6 firm, a partner in a smaller regional firm, and a partner with a Tampa based firm.

     RICHARD T. CONARD, M.D. served as Chairman of the Board and Chief Executive Officer of the Company and its predecessor since they were organized until April 10, 1997, and now serves as Co-Chairman of the Board of Directors of the Company.

     Dr. Conard has served as a Member of the Florida Committee on Aging Task Force for Living Environments (1984-1985); was a Delegate to the Governor's Conference on Aging (1980); past-President of the Manatee County Medical Education Foundation; past-Director of the Florida Regional Medical Program of the Birmingham Emergency Medical Services Committee in Birmingham, Alabama (1966-1967); and a provider member of the Gulf Coast Comprehensive Health Planning Counsel (1968-1973). Dr. Conard also serves as President and director of National Foundation (1986-present) and serves as a director of L.W. Blake Memorial Fund, Inc. without compensation (1973-present).

     Dr. Conard is a frequent lecturer and author of the book "What Should We Do About Mom?" (a McGraw-Hill publication). His lectures and book address strategies for dealing with the phenomenon of aging in America, personal attitudes and expectations, relationship with parents, impact on business, and opportunities for providing goods and services.

         VICTORIA PARTIN became Vice President, Operations of JLH on April 10, 1997. From August, 1996 through the present, Ms. Partin was also
Vice President, Operations of Community.  Prior to joining Community,
Ms. Partin was the Health Care Administrator of Freedom Plaza in Sun
City Center, Florida. Freedom Plaza's expansive campus includes 348 congregate care apartments, as well as a 40 bed assisted living unit, and a 42 bed skilled nursing facility. Ms. Partin is a licensed nursing home and assisted living facility administrator, and has an extensive background in both industries. From 1993 to 1994, Ms. Partin was the Director of Operations for JLH. From 1990 to 1993, Ms. Partin served as the administrator of Sarasota Health Care Center, a 120 bed skilled nursing facility located in Sarasota, Florida. Ms. Partin's other administrative assignments have included positions at long term care facilities ranging in size from 120 to 180 beds. Ms. Partin has, earlier in her career, served as the Director of Nursing and a line nurse in long term care facilities.

ITEM 10.  EXECUTIVE COMPENSATION

     The information under the caption "Executive Compensation" in the Proxy Statement is incorporated herein by reference.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     The information under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information under the caption "Certain Relationships and Related Transactions" in the Proxy Statement is incorporated herein by reference.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

     The following exhibits are filed with this Form 10-KSB or are incorporated herein by reference.


      3(b)     Bylaws**
     10(a)     Stock Option Plan**
       (b)(1)  Underwriters' Warrant Agreement (Common Stock)**
       (c)     Management Agreement dated March 3, 1974, by and between National
               Foundation on Gerontology, Inc. and the Company and an Addendum
               thereto**
       (d)     Trust Indenture dated October 27, 1993, between JLH Series I,
               Inc. and General Trust Company**
       (e)     Employee Leasing Agreement**
       (f)     Mortgage and Security Agreement**
       (g)     Employment Agreement with Richard T. Conard**
       (h)     Employment Agreement with Elizabeth A. Conard**
       (i)     Trademark Assignment**
       (j)     Copy of Franchise Agreement**
       (k)     Stock and Real Estate Purchase Agreement between the
               Company and Henri P. Couture and Ann Marie Couture**
       (l)     Merger Agreement, dated February 13, 1997, among Just Like
               Home, Inc., JLH Acquisition Corp. and Community Assisted
               Living Centers, Inc.***
       (m)     Shareholders Agreement, dated February 13, 1997, among
               Elizabeth A. Conard, John F. Robenalt and Just Like Home, Inc.*
     21        Subsidiaries of the Registrant**
     27        Financial Data Schedule (for SEC use only)+

     (b) Reports on Form 8-K.

         None.

----------------
      * Filed herewith
     ** Incorporated by reference to the exhibit filed as part of the Company Registration Statement (File No. 33-910120A) ordered effective July 6, 1995.
    *** Filed and amended in Form 8-K filed on February 16, 1997.
      + To be filed in Amendment to 10-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 JUST LIKE HOME, INC.


                                 By:  /s/ JOHN F. ROBENALT
                                     ---------------------
                                     John F. Robenalt
                                     President, Chief Executive Officer &
                                     Chief Operating Officer

Date: April 14, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 11th day of April, 1997.


                      Signature           Title
     /s/ RICHARD T. CONARD, M.D.     Co-Chairman of the Board
         Richard T. Conard, M.D.     and Director

     /s/ MICHAEL W. MONAHAN          Treasurer and Chief Financial
         Michael W. Monahan          Officer (Principal Accounting
                                     and Financial Officer)

     /s/ ELIZABETH A. CONARD         Director
         Elizabeth A. Conard

     /s/ ISIDORE SIEGEL              Director
         Isidore Siegel