Form 10KSB/A
period 1996-12-31
JUST LIKE HOME INC
filed 1997-04-30
CIK 934380

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                              ___________________
                                 FORM 10-KSB/A
                                AMENDMENT NO. 1

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


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     On April 10, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant was $5,876,000 (based on the average bid and asked prices on such date). For purposes of determination of the above stated amount, only directors, executive officers and 10% or greater shareholders have been deemed affiliates.

     As of April 10, 1997, there were outstanding 7,073,711 shares of Common Stock, $.001 par value per share.

                      DOCUMENTS INCORPORATED BY REFERENCE

     None.

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


                                                     1995   1996
              Facilities owned                          2      6
              Facilities managed                        3      3
              Total beds                              100    184
              Occupancy percentage at end of period  97.0%  81.0%
              Average occupancy percentage           89.5%  76.6%



     The occupancy at year end 1996 and the average occupancy for 1996 reflect the opening of two new facilities in July and December, 1996. The average occupancy for existing facilities for 1996 (excluding the two new facilities) was 90.4%.

RESULTS OF OPERATIONS

     The Company reported a net loss in 1996 of $2,978,000 compared to a net loss in 1995 of $811,000. Although resident fee income increased $671,000 (or 125%) from $538,000 in 1995 to $1,209,000 in 1996, operating expenses increased $1,393,000 (or 76%) from $1,835,000 in 1995 to $3,228,000 in 1996. The increase in resident fee income was due primarily to the acquisition of two facilities (40 units) in March, 1996, and initial occupancy in the two facilities that were opened in 1996. The operating expenses in 1996 were directly affected by a $338,000 write off of receivables from the National Foundation for uncollectable advances to and management fees owed by the National Foundation as more fully discussed under "Item 12, Certain Relationships and Related Transactions." Operating expenses in 1996 also included approximately $98,000 in start up expenses associated with the opening of two new facilities in 1996.

     The net loss for 1996 was also directly affected by the $818,500 loss from impairment of value of property held for sale. As of December 31, 1996, the Company held $1,580,000 of real property as "property held for sale". See the discussion in "Item 2, Description of Properties" of the properties the Company proposes to sell. As a result of this reclassification by the Company, the difference between the carrying value of property held for sale and its estimated fair market value is reported as loss from the impairment of value of property held for sale.

     The Company's net loss for 1996 was further affected by the $409,443 charge to expenses related to the settlement of certain litigation. As part of that settlement, the Company granted the plaintiffs the right to put an aggregate of 264,882 shares of Common Stock of the Company to the Company at a purchase price of $4.00 per share at any time during a 30 day period in April - May, 1999. The present value of that obligation at December 31, 1996, is reported as a charge to expense, as further described in Note 13 of the Notes to Financial Statements in Item 7.

     Even without the charges related to (1) the write off of the National Foundation receivable, (2) the write down in the value of property held for sale, and (3) the settlement of certain litigation, the net loss of the Company in 1996 was approximately $1,412,000 compared to $881,000 in 1995. The Company's plans to reduce or eliminate this net loss in 1997 is to (1) reduce overhead through the consolidation of operations of the Company and Community after the merger that became effective April 10, 1997, (2) increase occupancy of existing and new facilities through a more aggressive marketing plan, (3) develop new facilities so that certain general and administrative expenses are spread over more units/facilities, and (4) eliminate activities that are not directly related to the Company's core assisted living business, as more fully described under "Liquidity and Capital Resources." Certain of these steps, such as the development of new facilities, are not likely to result in an immediate improvement in profitability, due to the start up expenses associated with opening new facilities. Accordingly, the Company does not expect to report a net operating income in 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The losses incurred by the Company during the 1995 and 1996 have been funded primarily through the private sale of Common Stock in January, 1995, from which the Company realized approximately $900,000 and the Company's initial public offering in July, 1995, from which the Company realized approximately $4,123,000 and short term borrowings. The proceeds of the public offering were also used (along with the proceeds of certain borrowings) to acquire certain vacant property for future facility developments. The proceeds of those offerings were substantially depleted by December 31, 1996, and substantially all cash resources of the Company were depleted by March 15, 1997. Under the terms of the Merger Agreement with Community Assisted Living Centers, Community assumed operational control of the Company on March 17, 1997, and agreed to fund certain cash needs of the Company until the merger was completed, which occurred on April 10, 1997. Community expended approximately $65,000 fulfilling this obligation.

     The Company anticipates that it will address its current liquidity crisis through a number of actions. First, Community had approximately $500,000 in cash and cash equivalents at the time the merger was completed, which is now available to fund the Company's operations. Secondly, simultaneously with the closing of the merger, the Company closed a private placement of 1,510,000 shares of its Common Stock to accredited investors at a purchase price of $1.00 per share, for an aggregate purchase price of $1,510,000. The Company also intends to immediately offer for sale three parcels of land acquired in the last two years for future assisted living facility developments. These parcels are of a size or in a location that is not consistent with the Company's current plans to focus on smaller facilities in more rural communities. The Company is obligated to apply all of the net proceeds of these sales to the reduction of certain indebtedness of the Company. Thus these sales will not directly provide additional working capital, but they should reduce the debt burden of the Company and the corresponding interest expense.

     Finally, the Company has received a non-binding proposal from a real estate investment trust ("REIT") for up to $40,000,000 in sale-leaseback financings for assisted living facilities. If completed, the initial financing would involve the sale-leaseback of five assisted living facilities owned by the Company for an aggregate sale price of approximately $4,100,000. If the financing is completed, the Company will have changed its current focus from owning each of its assisted living facilities and financing those facilities with traditional mortgage financings to a philosophy of transferring ownership to the REIT or similar financing sources and entering into long-term operating leases for those facilities. By transferring ownership of the Company's assisted living facilities to a REIT, the Company will free up capital in existing facilities that can be used to help roll-out new facilities and will reduce the amount of the Company's capital needed for future growth. The REIT financing is subject to numerous conditions, including completion of due diligence review of the facilities and the Company by the REIT and approval of the financing by the governing board of the REIT. The REIT financing is also conditioned upon the Company raising a minimum of $1,500,000 in additional equity capital, which the Company has done as a result of the private placement offering described above. The Company anticipates that the REIT financing would provide the Company with approximately $1,000,000 in additional working capital after the payment of certain long-term and short-term indebtedness related to the facilities to be sold to the REIT.

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

     The primary cash needs of the Company relate to start-up costs associated with opening new facilities, projected operating losses for those facilities until they reach a stabilized occupancy and certain corporate office expense until all facilities are generating sufficient cash flow to cover those expenses. The rate at which the Company develops new facilities, if at all, will depend directly upon the availability of financing for those developments (including start-up

ITEM 7. FINANCIAL STATEMENTS

                       REPORT OF INDEPENDENT ACCOUNTANTS


The Board of Directors
Just Like Home, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Just Like Home, Inc. and Subsidiaries as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Just Like Home, Inc. and Subsidiaries as of December 31, 1996, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.






/s/ Coopers & Lybrand L.L.P.
Orlando, Florida
April 10, 1997

JUST LIKE HOME, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
December 31, 1996


                                 ASSETS
Current Assets:
        Cash                                                                                       $  187,135
        Restricted cash                                                                                82,662
        Certificate of deposit - restricted                                                           250,000
        Accounts receivable - trade                                                                   160,878
        Due from related parties, net                                                                   7,305
        Other current assets                                                                           33,784
                                                                                                   ----------
                Total current assets                                                                  721,764

Property and Equipment, net                                                                         5,044,953
Property Held for Sale                                                                              1,579,836
Goodwill, net of $28,752 accumulated amortization                                                     316,278
Other Intangible Assets, net of $89,193 accumulated amortization                                      203,855
Restricted cash                                                                                        56,216
Other Assets                                                                                           28,424
                                                                                                   ----------

Total Assets                                                                                       $7,951,326
                                                                                                   ==========
                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
        Accounts payable                                                                           $  391,291
        Accrued interest payable                                                                       71,526
        Accrued compensation                                                                           94,035
        Current portion of long-term debt                                                             978,762
        Current portion, notes payable to related party                                               150,000
        Other current liabilities                                                                     110,273
                                                                                                   ----------
                Total current liabilities                                                           1,795,887

Long-Term Debt, less current portion                                                                3,910,622
Notes Payable to Related Party, less current portion                                                  185,405
                                                                                                   ----------
                Total liabilities                                                                   5,891,914
                                                                                                   ----------

Common Stock and Options Subject to Put Options                                                       409,443
                                                                                                   ----------

Commitments and Contingencies
Stockholders' Equity:
        Preferred stock, $.01 par value; 2,000,000 shares authorized; none
          issued and outstanding                                                                           --
        Common stock, $.001 par value; 13,000,000 shares authorized;
          3,917,461 shares issued and outstanding                                                       3,917
        Additional paid-in capital                                                                  6,135,981
        Accumulated deficit                                                                        (4,489,929)
                                                                                                   ----------
                Total stockholders' equity                                                          1,649,969
                                                                                                    ---------

Total Liabilities and Stockholders' Equity                                                         $7,951,326
                                                                                                   ==========

See accompanying notes to consolidated financial statements.

JUST LIKE HOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                         YEAR ENDED
                                                                                         DECEMBER 31,
                                                                             1996                         1995
                                                                             -------------------------------------
Revenue:
      Resident fees                                                        $ 1,209,366                  $  537,868
      Management fees                                                          100,430                      96,041
      Consulting fees                                                          518,149                     476,083
      Companion fees                                                            67,845                          --
      Other income                                                              58,645                      33,219
                                                                           -----------                  ----------
              Total revenue                                                  1,954,435                   1,143,211
                                                                           -----------                  ----------

Expenses:
      Operating, selling, general and administrative                         3,228,221                   1,835,167
      Depreciation and amortization                                            248,060                      79,600
      Loss from impairment of property held for sale                           818,500                          --
      Litigation settlement                                                    409,443                          --
                                                                           -----------                  ----------
              Total expenses                                                 4,704,224                   1,914,767
                                                                           -----------                  ----------

Operating Loss                                                              (2,749,789)                   (771,556)

Non-Operating Income (Expense):
      Interest expense                                                        (307,096)                   (130,257)
      Interest income                                                           78,804                      90,773
                                                                           -----------                  ----------
                                                                              (228,292)                    (39,484)
                                                                           -----------                  ----------

Loss Before Income Taxes                                                    (2,978,081)                   (811,040)

Income Tax Expense                                                                  --                          --
                                                                           -----------                  ----------

Net Loss                                                                   $(2,978,081)                 $ (811,040)
                                                                           ===========                  ==========

Net Loss Per Common Share                                                  $     (0.76)                 $    (0.24)
                                                                           ===========                  ==========

Weighted Average Shares of Common Stock Outstanding:
      Primary                                                                3,909,192                   3,440,577
                                                                           ===========                  ==========






See accompanying notes to consolidated financial statements.

JUST LIKE HOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Years Ended December 31, 1996 and 1995

                                        COMMON STOCK
                                        ------------                   ADDITIONAL
                                        NUMBER OF                       PAID-IN         ACCUMULATED
                                         SHARES         AMOUNT          CAPITAL           DEFICIT             TOTAL
                                        ---------       ------          ---------       ----------            -----
Balance, December 31, 1994              3,012,311       $3,012          $1,378,767     $  (700,808)         $  680,971

Issuance of common stock
 under employment
 agreements                                25,799           26             174,667              --             174,693
Sales of common stock,
 net of issuance costs                     839,00          839           4,122,587              --           4,123,426
Net loss                                       --           --                  --        (811,040)           (811,040)
                                        ---------       ------          ----------     -----------          ----------
Balance, December 31, 1995              3,877,110        3,877           5,676,021      (1,511,848)          4,168,050

Issuance of common stock -
 Charis Place acquisition                  40,351           40             459,960              --             460,000
Net loss                                       --           --                  --      (2,978,081)         (2,978,081)
                                        ---------       ------          ----------     -----------          ----------
Balance, December 31, 1996              3,917,461       $3,917          $6,135,981     $(4,489,929)         $1,649,969
                                        =========       ======          ==========     ===========          ==========

See accompanying notes to consolidated financial statements.

JUST LIKE HOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 1996 and 1995


                                                                            YEAR ENDED
                                                                            DECEMBER 31,
                                                                       1996            1995
                                                                    ------------     ----------
Cash Flows from Operating Activities:
   Net loss                                                          $(2,978,081)    $  (811,040)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation                                                       167,115          55,917
      Amortization                                                        80,945          23,683
      Non-cash loss from impairment of property held for sale            121,229              --
      Provision for losses on amounts due from related party             338,000              --
      Non-cash loss from impairment of property held for sale            501,162              --
      Litigation settlement                                              409,443              --
      Deferred taxes                                                          --           3,762
      Common stock issued as compensation                                     --         174,693
      Changes in assets and liabilities:
         Increase in accounts receivable                                 (86,049)        (14,044)
         (Increase) decrease in other current assets                     (18,345)         14,379
         Increase in other assets                                         (1,780)             --
         Increase (decrease) in accounts payable                         210,981         (88,663)
         Increase in accrued interest payable                             44,003           3,129
         Increase (decrease) in accrued compensation                      22,764         (90,174)
         Increase in other current liabilities                            71,619          16,734
         Increase (decrease) in income taxes payable                          --         (29,714)
                                                                     -----------     -----------
               Net cash used in operating activities                  (1,116,994)       (741,338)
                                                                     ============    ===========
Cash Flows from Investing Activities:
   Acquisitions of property and equipment                             (3,421,562)     (1,648,425)
   Loans to related parties                                              (76,855)       (305,165)
   Repayments of related-party loans                                      23,168          29,344
   Payments made in connection with acquisition of Charis Place, Inc.   (390,000)             --
   Payments for debt issuance costs                                      (34,005)        (39,567)
   Deposits into restricted cash accounts                                (30,116)        (27,092)
   Payments for other assets                                             (96,479)        (30,657)
   Purchase of certificate of deposit                                   (800,000)       (600,000)
   Proceeds from certificate of deposit                                1,150,000              --
                                                                     -----------     -----------
               Net cash used in investing activities                  (3,675,849      (2,621,562)
                                                                     ===========     ============
Cash Flows from Financing Activities:
   Proceeds from issuance of long-term debt                            3,301,177         950,000
   Repayment of long-term debt                                          (109,774)       (716,520)
   Proceeds from common stock sales, net of expenses of $910,574              --       4,123,426
   Payment of common stock subscriptions receivable                           --         900,000
   Borrowings from related parties                                            --          27,454
   Repayment of related-party loans                                       (4,166)       (136,037)
                                                                     -----------     -----------
               Net cash provided by financing activities               3,187,237       5,148,323
                                                                     ===========     ===========

JUST LIKE HOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                                                       YEAR ENDED
                                                                       DECEMBER 31,
                                                                     1996         1995
                                                                ------------------------
Net Increase (Decrease) in Cash                                 (1,605,606)    1,785,423

Cash - Beginning of Year                                         1,792,741         7,318
                                                                ----------    ----------

Cash - End of Year                                              $  187,135    $1,792,741
                                                                ==========    ==========

Supplemental Disclosure of Cash Flow Information:

   Total interest paid, net of $17,435 and $65,786 capitalized
     in 1996 and 1995, respectively                             $  343,336    $  127,128
                                                                ==========    ==========

   Total income taxes paid                                      $      --     $   29,536
                                                                ==========    ==========

   Non-cash investing and financing transactions:



     * In 1996, the Company issued 40,351 shares of common stock, valued at $460,000, in connection with the acquisition of Charis Place, Inc. (see Note 4).





See accompanying notes to consolidated financial statements.

JUST LIKE HOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 1996 and 1995


1. ORGANIZATION AND NATURE OF BUSINESS:

The accompanying consolidated financial statements present the combined historical results of operations for Just Like Home, Inc. and Subsidiaries (the Company), and includes the accounts of JLH Series I, Inc., JLH Management Corp., JLH Franchising Corp., Project Market Decisions, Inc. d.b.a. Project Market Decisions, Just Like Home IV, Inc., Just Like Family, Inc., Just Like Home Corporate Center, Inc., Charis Place, Inc. and Edgewood Double Drive, Inc.

The Company is principally engaged in the business of developing, operating and managing assisted-living facilities located in Florida. Additionally, the Company provides demographic analysis and related consulting services to the assisted-living residential industry in the eastern United States. The Company also provides companion services to senior citizens in Florida who, although generally mobile, need help with the activities of daily living, or are in need of companionship.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

A summary of significant accounting policies used in the preparation of the accompanying financial statements follows:

Principles of Consolidation - The consolidated financial statements include Just Like Home, Inc. and all of its subsidiaries. All significant inter-company transactions and accounts are eliminated in the consolidated financial statements.

Cash and Cash Equivalents - The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Revenue Recognition - The Company charges fees to residents of its assisted-living facilities pursuant to short-term operating lease agreements. Resident fees are recognized as revenue ratably over the term of the related leases. Management and consulting fees are recognized as services are provided. Companion fees are recognized when all services have been substantially performed.

Depreciation - Depreciation expense is provided for property and equipment using the straight-line method over the estimated lives of the various classes of depreciable assets which, in general, range as follows:


               Buildings and improvements         20 - 40 years
               Furniture, fixtures and equipment   5 -   7 years

JUST LIKE HOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 1996 and 1995


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED:

Long-Lived Assets - The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company records a provision when it has been determined that assets are impaired.

Amortization - Organization costs are amortized over five years using the straight-line method. Costs incurred in connection with the issuance of debt are deferred and amortized over the term of the related debt using the straight-line method, which approximates the interest method.

Goodwill - The Company amortizes costs in excess of fair value of net assets of businesses acquired using the straight-line method over ten years.

Capitalization of Interest - Interest incurred during construction or major renovations is capitalized.

Income Taxes - Income taxes are provided for the tax effects of transactions reported in the financial statements. Deferred taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end based on enacted tax laws and statutory tax rates applicable to periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax currently payable for the period and the change during the period in deferred tax assets and liabilities at the statutory tax rates.

Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Net Loss Per Common - Primary net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during each period. Common stock equivalents are not included in the calculation as their impact would be anti-dilutive.

Reclassifications - Certain amounts in the 1995 financial statements have been reclassified to conform to the current year presentation.

JUST LIKE HOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 1996 and 1995


3. TRANSACTIONS WITH THE NATIONAL FOUNDATION ON GERONTOLOGY, INC.:

In 1994, the Company sold three operating residential facilities and certain vacant land to National Foundation on Gerontology, Inc. (Foundation), a not-for-profit corporation. The Chairman of the Board of Directors of the Company served as President of the Foundation and his son now currently serves as Foundation President and Director. The Company received a $500,000 second mortgage note with interest of 10.5% from the Foundation in connection with this sale. Principal and interest on the note are payable solely from available cash from the Foundation's operations after payment of debt service on the primary mortgage.

The Company is recognizing profit on the sale under the cost recovery method, whereby profit is recognized to the extent cash received exceeds the cost of the property sold. For financial reporting purposes, the $500,000 subordinated note receivable is presented net of the related deferred gross profit. No payments were received on this note in 1996 or 1995 and, therefore, no gross profit was recognized. Deferred gross profit in the amount of $500,000 has not been recognized.

In January, 1995, the Company advanced $287,606 to the Foundation in connection with the construction of a residential facility. In April, 1995, the Company received a promissory note in the amount of $292,498 from the Foundation evidencing the indebtedness. The note was payable on demand with interest at 10%. In June, 1995, the note was restructured to require monthly principal and interest payments of $7,500 commencing on August 1, 1995 through July 1, 1999. Payments under the note began in October, 1995. In June, 1996, the note was again restructured when the Company received a promissory note in the amount of $252,015 from the Foundation. The note, plus accrued interest at 10%, is due July 1, 1997. Additionally, at December 31, 1996, the Company was owed an additional amount of $85,985 related to management fees which had not been paid (see Note 12). An allowance has been recorded resulting in a charge to operating expenses in the amount of $338,000 related to these receivables.

4. CHARIS PLACE, INC. ACQUISITION:

On March 15, 1996, the Company acquired the common stock of Charis Place, Inc. ("Charis") which included two related assisted-living facilities, with a capacity for up to 44 residents, located in Leesburg, Florida, for a purchase price of $1,400,000. The Company paid $390,000 in cash, issued 40,351 shares of common stock having an aggregate value of $460,000, and issued a promissory note ("Wrap Note") in the original principal amount of $550,000. The Wrap Note is subject to an existing mortgage. The Wrap Note bears interest at 9% per annum payable in seventy-six installments of $5,589 (including principal and interest), and matures on August 1, 2002, at which time a balance of approximately $401,000 is due and payable.

JUST LIKE HOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 1996 and 1995


4. CHARIS PLACE, INC. ACQUISITION - CONTINUED:

The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the fair market value of assets acquired as follows:


                      Assisted-Living Facilities  $   940,000
                      Assembled Work Force             25,000
                      Goodwill                        345,030
                      Active Resident List             26,180
                      Non-Compete Agreement            25,000
                      Net Current Assets               38,790
                                                  -----------
                                                  $ 1,400,000
                                                  ===========


The goodwill is being amortized over a ten-year period and the other intangible assets over a three-year period.

The operating results of Charis Place, Inc. are included in the Company's consolidated results of operations from the date of acquisition. The following table reflects pro forma combined results of operations of the Company and Charis Place, Inc. assuming that the acquisition had taken place and was recorded at the beginning of the fiscal year for each of the periods presented:



                                                               1996        1995
                                                           ------------  ----------
              Revenues                                     $ 2,091,000   $1,793,000
              Net loss                                     $(2,960,000)  $ (801,000)
              Net loss per common share                    $     (0.76)  $    (0.23)
              Shares used in computation                     3,917,461    3,480,928


5. PROPERTY AND EQUIPMENT:

Property and equipment is stated at cost and includes the following at December 31, 1996:


     Land                                                             $    861,007
     Buildings                                                           3,790,066
     Furnishings and equipment                                             740,029
                                                                      ------------
                                                                         5,391,102
     Less: Accumulated depreciation                                       (359,122)
                                                                      ------------
                                                                         5,031,980
     Construction in progress                                               12,973
                                                                      ------------
                                                                      $  5,044,953
                                                                      ============

JUST LIKE HOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 1996 and 1995


6. LONG-TERM DEBT:

Long-term debt consists of the following at December 31, 1996:


Bonds payable, interest rates ranging from 8.5 to 10.5%, payable semiannually; principal payments due in various annual installments through October 1, 2003; collateralized by assisted-living facilities; net book value of the collateral at December 31, 1996 was approximately
    $794,000                                                                       $735,000

Mortgage note payable, interest at 10.25% through April 30, 2000 adjusted to 3% over the one-year Treasury rate thereafter; monthly principal and interest payments are approximately $8,800 based on a twenty-five year amortization with a balloon payment of the remaining balance due on
    April 1, 2005; collateralized by corporate office building; net book value
    of the collateral at December 31, 1996 was approximately $1,055,000             935,106

Wrap note payable, issued in conjunction with acquisition of Charis Place,
    Inc., subject to an existing mortgage, interest at 9%; monthly principal and interest payments of approximately $5,600 are due through
    August 1, 2002, at which time a balance of approximately $401,000 is due; collateralized by two assisted-living facilities; net book value of the
    collateral at December 31, 1996 was approximately $908,000                      534,582

Mortgage note payable, interest at Chemical Bank's prime rate plus 1%
    (9.25% at December 31, 1996); monthly interest payments only of approximately $5,900 until May 22, 1997 when entire principal is due;
    collateralized by property held for sale with a carrying value of $850,000      750,000

Mortgage note payable, interest at 8.25%; monthly principal and interest payments are approximately $10,000 based on a twenty year
    amortization with a balloon payment of the remaining balance due on
    September 1, 2001; the Company is also required to maintain a
    $250,000 certificate of deposit as additional collateral until a future time as defined in the loan documents; collateralized by two assisted-living facilities; net book value of the collateral at December 31, 1996 was
    approximately $1,640,000                                                      1,164,277

Note payable, interest at 5.5% payable in monthly principal and interest
    payments of $647 through September, 1999; non-collateralized                     20,419

Note payable to an individual, interest at prime plus one percent (9.25% at
    December 31, 1996); all principal and accrued interest due in March,
    1997; non-collateralized (due date modified -  see Note 16)                     600,000

JUST LIKE HOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 1996 and 1995


6.   LONG-TERM DEBT - CONTINUED:


Note payable to an individual, interest at 10%; all principal and interest due
    December 31, 1996; non-collateralized (due date modified - see
    Note 16)                                                                    150,000
                                                                           ------------
                                                                              4,889,384
    Less current portion                                                       (978,762)
                                                                           ------------
                                                                           $  3,910,622
                                                                           ============

Additionally, the bond indenture requires certain reserve funds be established and maintained for debt service, repairs and replacements, and operations.
Such reserves are shown as restricted cash in the accompanying consolidated balance sheet. In addition, the Company is required to charge in each fiscal year, rates, fees and charges for these facilities sufficient to produce and maintain a fixed charges coverage ratio of at least 1.75 in each fiscal year as defined in the bond indenture.

The Bonds are subject to redemption in whole or in part at the Company's option prior to maturity as follows:



                   Redemption Date                          Redemption Price
                   ---------------                          ----------------
   October 1, 1996 through September 30, 1997               101% of par
   October 1, 1997 and thereafter                           100% of par

7.   MATURITY SCHEDULE FOR LONG-TERM DEBT AND NOTES PAYABLE TO RELATED PARTY:

The following table presents principal payments required on long-term debt and notes payable to related party for each of the five years subsequent to December 31, 1996 and thereafter (see Notes 6 and 12):

                                               Notes Payable
                                   Long-Term     to Related
                                      Debt         Party       Total
                                  ----------  -------------  ----------
        Year Ending December 31,
               1997               $  978,762       $150,000  $1,128,762
               1998                   86,947        185,405     272,352
               1999                  696,313             --     696,313
               2000                   96,196             --      96,196
               2001                1,118,897             --   1,118,897
               Thereafter          1,912,269             --   1,918,269
                                  ----------       --------  ----------
                                  $4,889,384       $335,405  $5,224,789
                                  ==========       ========  ==========

JUST LIKE HOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 1996 and 1995



7. MATURITY SCHEDULE FOR LONG-TERM DEBT AND NOTES PAYABLE TO RELATED PARTY - CONTINUED


        Classified As:
            Current portion of long-term debt              $   $978,762
            Current portion of note payable to related          150,000
              party
            Long-term debt                                    3,910,622
            Note payable to related party                       185,405
                                                           ------------

                                                           $  5,224,789
                                                           ============
8. FAIR VALUE OF FINANCIAL INSTRUMENTS:

The carrying amounts of the Company's financial instruments, which include certificates of deposit, long-term amounts due from related parties and long-term debt, approximate fair values of those instruments. Fair values have been estimated based upon expected cash flows at rates currently available to the Company for financial instruments with similar terms and remaining maturities.

9. INCOME TAXES:

The income tax provision (benefit) for the years ended December 31, 1996 and 1995 is comprised of the following:

                                      1996          1995
                                    ------      --------
                     Current:
                      Federal       $   --      $ (3,583)
                      State             --            --
                                    ------      --------

                     Deferred:
                      Federal           --         3,583
                      State             --            --
                                    ------      --------
                                    $   --      $     --
                                    ======      ========


The components of the net deferred tax asset recognized in the accompanying balance sheet in other assets at December 31, 1996 are as follows:


            Deferred tax assets:
               Gain on sale recognized under installment
                 method for tax purposes                        $  134,814
               Net operating loss carryforward                   1,233,119
               Accrued expenses                                     48,005
               Write-off of related-party receivable               158,735
               Deferred rents                                       25,794
               Other                                                12,749
                                                                ----------
                                                                 1,613,216
                                                                ==========

JUST LIKE HOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 1996 and 1995


9. INCOME TAXES - CONTINUED:


            Deferred tax liabilities:
              Depreciation                      (49,991)
                                             ----------
                                                (49,991)

            Valuation allowance              (1,545,261)
                                             ----------

            Net deferred tax asset           $   17,964
                                             ==========


The following is a reconciliation of tax computed at the statutory federal rate to the income tax expense in the statements of operations:

                                                      For the Year Ended December 31,
                                                          1996                     1995
                                                          ----                     ----
                                                Amount             %         Amount       %
                                                ------          -------      ------    -------
  Tax computed at statutory federal rate        $(1,012,548)    (34.00)%   $(275,754)   (34.00)%
  Effect of:
     Litigation settlement                          139,211       4.67            --        --
     Other permanent differences                      7,069       0.24            --        --
     Change in valuation allowance                       --         --        (4,711)    (0.58)
     Loss for which no tax benefit was provided     866,268      29.09       280,465     34.58
                                                -----------     ------     ---------   -------
                                                $        --         -- %   $      --        -- %
                                                ===========     ======     =========   =======


For federal income tax purposes, net operating loss carryforwards aggregating approximately $3,277,000 are available at December 31, 1996 which expire $25,000 in 2008, $122,000 in 2009, $950,000 in 2010 and $2,180,000 in 2011.
The loss carryforwards expiring in the years 2008 and 2009 are generally subject to separate return limitations.

10. STOCK OPTIONS AND STOCK AWARDS:

     Stock Options -

     Employee Stock Option Plan - In March, 1995, the Company adopted a Stock Option Plan (the "Plan") under which 200,000 shares of common stock are reserved for issuance upon exercise of stock options. Options may be granted to all eligible employees of the Company, including officers and non-employee directors and others who perform services for the Company. Options are granted under the Plan on such terms and at such prices as determined by the Board of Directors, except that the per share exercise price of incentive stock options cannot be less than the fair market value of the common stock on the date of the grant. Each option is exercisable after the period or periods specified in the option agreement, but no option may be exercisable after the expiration of ten years from the date of grant.

JUST LIKE HOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 1996 and 1995


10. STOCK OPTIONS AND STOCK AWARDS - CONTINUED:

Additionally, under the plan, each non-employee member of the Board of Directors receives an option to purchase 10,000 shares of common stock upon being elected to the Board (the "Initial Options") and options to purchase 2,000 additional shares of common stock annually (the "Annual Options"). The exercise price is the fair market value at the date of the grant, and the options expire within five years from the date of the grant. The options vest at the rate of 25% at the end of each of the first four years. The options received annually will be five-year options, exercisable in full at the end of the first year.

Other Stock Options - In 1994, the Company entered into an employment agreement with an employee which granted the employee the option to purchase 10,000 shares of common stock at a price of $3.50 per share. These options expire five years from the date of grant.

Summary of Stock Options - The following table summarizes the stock options outstanding under the plans described above:


                                        Options     Number of      Weighted
                                  Available for        Shares       Average
                                   Future Grant  Under Option  Option Price
                                  -------------  ------------  ------------
     Balance, January 1, 1995                --        10,000         $3.50
              Options authorized        200,000            --            --
              Options granted           (49,000)       49,000        $10.00
              Options exercised              --            --            --
              Options canceled               --            --            --
                                       --------      --------

     Balance, December 31, 1995         151,000        59,000         $8.90

              Options authorized             --            --            --
              Options granted          (122,134)      122,134         $8.97
              Options exercised              --            --            --
              Options canceled           85,300       (85,300)        $8.97
                                       --------      --------

     Balance, December 31, 1996         114,166        95,834
                                       ========      ========


At December 31, 1996, the 95,834 options outstanding under the plan are summarized in the following table:



                     Range of
            Option   Exercise     Weighted Average  Weighted Average
            Shares    Prices       Exercised Price   Remaining Life
            ------  ------------  ----------------  ----------------
            95,834  $3.50-$10.00       $8.77             8.43

JUST LIKE HOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 1996 and 1995


10. STOCK OPTIONS AND STOCK AWARDS - CONTINUED:

Options granted vest ratably over a four-year period. As of December 31, 1996, 22,125 options were vested and exercisable. These options and their weighted average exercise price are summarized below:


                   Option  Weighted Average  Weighted Average
                   Shares   Exercised Price   Remaining Life
                   ------  ----------------  ----------------
                   22,125       $6.88             6.18


Disclosure of Stock-Based Compensation - The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation expense has been recognized for the stock option plans. The Company believes that the options granted in 1996 and 1995 had no value and therefore there would have been no effect on reported net losses.

Stock Grants - In 1994, the Company entered into an employment agreement whereby the employee is entitled to bonus compensation in an amount equal to 20% of the initial franchise fee received by the Company upon the sale of a franchise, one-half of which is payable in cash and one-half of which is payable in the form of issuance of the Company's common stock. One franchise agreement was sold and 499 shares were issued as of December 31, 1995.

In 1995, the Company issued 13,292 shares of common stock in accordance with the terms of an employment agreement. For purposes of determining the number of shares to be issued, the shares were valued at $2.00 per share. Compensation of $79,752 related to these shares was recorded in 1994.

Additionally, the Company issued, upon completion of the offering described in
Note 11, an aggregate of 7,008 shares to certain current and former employees valued at $6.00 per share. Compensation of $42,048 related to these shares was recorded in 1994.

Other Stock Commitments - In 1995, the Company agreed to issue a consultant a total of 5,000 shares of common stock subject to meeting certain production standards. These shares were earned and issued in November, 1995. Compensation expense of $50,000 was recorded in 1995.

11. STOCK TRANSACTIONS:

In connection with a sale of common stock which preceded the initial public offering, the Company issued warrants to purchase 286,000 shares of common stock at $6 per share. The warrants expire on December 31, 1997.

JUST LIKE HOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 1996 and 1995


11. STOCK TRANSACTIONS - CONTINUED:

On July 6, 1995, the Company completed an initial public offering in which 839,000 shares of its common stock were sold to the public. Proceeds of approximately $4.4 million, prior to payment of legal, accounting, printing and other offering expenses, were received by the Company upon its completion.

In connection with the offering, the underwriters acquired a 5-year warrant to purchase up to 100,000 shares of common stock at an exercise price of $7.20 per share. The warrant is exercisable for a period of five years, beginning one year after the date of the public offering.

In November, 1995, the Company amended its articles of incorporation to change the authorized capital stock of the Company from 15,000,000 shares of common stock, $.001 par value, to 15,000,000 shares of capital stock, consisting of 13,000,000 shares of common stock, $.001 par value, and 2,000,000 shares of preferred stock, $.01 par value. Of the authorized preferred stock, the Company designated 1,500,000 shares as Series A 10% cumulative convertible redeemable preferred stock (the "Series A Preferred Stock"). Annual dividends on the Series A Preferred Stock are payable in cash, shares of Common Stock or shares of Series A Preferred Stock and are cumulative. No Series A Preferred Stock has been issued.

12. RELATED-PARTY TRANSACTIONS:

Due to Related Party - The amounts due to related party consist of the following:


                                                               DECEMBER 31,
                                                                   1996
                                                               ------------

        Note payable to the President of the Company,
           interest at 10% payable on April 1, 1996 for
           interest to that date and quarterly thereafter to
           maturity, principal is payable $150,000 on April
           1, 1997 with the remaining balance due on April
           1, 1998                                               $ 335,405



        Less current portion                                      (150,000)
                                                                 ---------

        Note payable to related party, less current portion      $ 185,405
                                                                 =========


Included in accrued interest is $25,326 related to this note payable.

JUST LIKE HOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 1996 and 1995


12. RELATED-PARTY TRANSACTIONS - CONTINUED:

Management Agreement - In March, 1994, the Company entered into a management and marketing agreement with the Foundation whereby the Company is paid an annual fee equal to the lesser of $153,960 plus 9% of the net cash remaining after payment of the Foundation's operating and other expenses, or (ii) 9% of the gross revenues derived from the managed facilities. Management and marketing fee expense, representing 9% of the gross revenues of the managed facilities, was $100,430 and $96,041 for the years ended December 31, 1996 and 1995, respectively. The management fee is subordinated to any debt service payments related to its facilities (see Note 3).

Expense Allocation - The Company is allocated certain administrative expenses from Stancon Management Corporation (Stancon), a company 50%-owned by the Chairman of the Board of Directors of the Company and the President of the Company. Such allocated expenses amounted to $104,187 for the year ended December 31, 1995.

In 1996, the Company is charging certain administrative expenses to Stancon. Such expenses amounted to $86,851 for the year ended December 31, 1996.

13. COMMITMENTS AND CONTINGENCIES:

On April 17, 1996, a corporation which is a 5.5% holder of the Company's common stock filed a lawsuit against the Company in the Twelfth Judicial Circuit of Florida. The plaintiff corporation alleges that the 214,882 common shares received in December, 1994 should have been freely tradable and not subject to Rule 144 restrictions. The Company has entered into a settlement agreement in which the Company agreed to repurchase the above common shares at $4 per share two years after the merger agreement referred to in Note 16 is effective, at the shareholder's option. Additionally, the Company issued an option to the stockholder to purchase 50,000 additional shares of common stock at an option price of $2 per share. The Company would also be required to repurchase these shares as described above. The present value of the Company's obligation at December 31, 1996 of $409,443 has been charged to expense.

14. IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED
OF:

In accordance with FASB Statement No. 121, long-lived assets to be disposed of must be reported in the balance sheet at the lower of their carrying amount or the fair value less costs to sell. The Company holds certain property for sale which it expects to dispose of during 1997. During 1996, a loss on impairment of this property was recorded in the amount of $818,500 and the carrying amount was reduced to $1,579,836.

JUST LIKE HOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 1996 and 1995


15. FOURTH QUARTER ADJUSTMENTS:

During the fourth quarter of 1996, the Company recorded the following adjustments:


 Impairment of value of property held
   for sale (see Note 14)                              $     818,500

 Litigation settlement (see Note 13)                         409,443

 Allowance for uncollectible receivables (see Note 3)        338,000
                                                       -------------

                                                       $   1,565,943
                                                       =============


16. SUBSEQUENT EVENTS AND LIQUIDITY:

Merger - In February, 1997, the Company entered into a Merger Agreement with Community Assisted Living Centers, Inc. ("Community") pursuant to which Community will merge with a new wholly-owned subsidiary of the Company, Just Like Home Acquisition Corp. Under the terms of the agreement, Community will exchange each of its shares of common stock for one and one-half shares of the Company's common stock.

The agreement provided that as of March 17, 1997, Community took operational control of the Company. Community will use its best efforts in operating the business and will make such changes as it deems necessary after consultation and approval of the Company. In addition, Community has agreed to fund the operational needs of the Company based upon Community's reasonable determination of the cash needs of the Company's business between March 17, 1997 and the effective date (excluding any capital expenditures or real estate taxes that may come due during that period). The merger became effective on April 10, 1997.

Additional Borrowings - On January 10, 1997, the Company borrowed an additional $100,000 from an individual, resulting in a total amount due to that individual of $700,000 (see Note 6). The Company entered into a modification agreement with the individual which extended the due date of the note payable to March 15, 1999, unless the sale of certain property held for sale takes place. Varying amounts from the proceeds of the sales must be applied to the outstanding balance of this note payable.

Note Extension - The note payable to an individual in the amount of $150,000 (see Note 6) was modified to extend the due date to July, 1997.

JUST LIKE HOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 1996 and 1995


16. SUBSEQUENT EVENTS AND LIQUIDITY - CONTINUED:

Private Placement - On March 27, 1997, the Company issued a private placement memorandum offering up to 2,500,000 shares of its common stock at a purchase price of $1.00 per share. The Company will use the proceeds of the offering to pay certain existing liabilities of the Company, to pay anticipated and future operating expenses, to fund development and start-up costs, and for general corporate purposes. The private placement closed on April 10, 1997 and the Company received approximately $1,510,000 in proceeds.

Going Concern - The Company has experienced recurring losses and at December 31, 1996 had limited resources. On April 10, 1997, the management of Community (New Management) took effective control of the Company. In addition to the events described above, New Management has plans to dispose of the property held for sale at its carrying value, sell certain operating assets to an assisted-living facility real estate investment trust and lease them back, significantly improve operating results at facilities owned by the Foundation (see Note 3) and utilize Community's existing resources. Current projections and plans indicate that the Company will have sufficient resources to continue as a going concern.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The name, age and position of each director and executive officer of the Company is as follows:


        DIRECTOR AND EXECUTIVE OFFICERS  AGE  POSITIONS AND OFFICES HELD
        -------------------------------  ---  --------------------------
        Ronald O. Braun                  53   Co-Chairman of the Board

        Richard T. Conard, M.D.          58   Co-Chairman of the Board

        John F. Robenalt                 44   President, Chief Executive
                                              Officer, Chief Operating Officer
                                              and Director

        Elizabeth A. Conard              59   Executive Vice President and
                                              Director

        Isidore Seigel                   79   Director

        Norbert P. Donelly               45   Director

        Michael W. Monahan, CPA          43   Treasurer and Chief Financial
                                              Officer

        Victoria Partin                  47   Vice President, Operations




     RONALD O. BRAUN became Co-Chairman of the Board of Directors of the Company on April 10, 1997, the effective date of the merger of Community into a wholly-owned subsidiary of the Company. From July, 1996 through the present, Mr. Braun has served as Chairman of the Board of Community. Mr. Braun is an investment banker with Piper Jaffray Inc., where he specializes in health care finance with an emphasis on long-term care projects for not-for-profit and proprietary clients. Prior to joining Piper Jaffray, Mr. Braun was a corporate Vice President of A.G. Edwards & Sons, Inc. for approximately eight years, where he concentrated primarily in the long-term care sector of the health care industry. Earlier in his career, he spent over seven years in health care administration as a Vice President of a 332-bed hospital.

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

     JOHN F. ROBENALT, became President, Chief Executive Officer and Chief Operating Officer of the Company on April 10, 1997, the effective date of the merger of Community into a wholly-owned subsidiary of the Company. From July, 1996 through the present, Mr. Robenalt was also President and Chief Executive Officer of Community. From 1982 to 1991, Mr. Robenalt served at various times as Vice President, Outside Counsel and Corporate Secretary for Health Care REIT, Inc. (the "REIT"), the first publicly held real estate investment trust to specialize in long-term care investment. From 1989 until 1991, Mr. Robenalt was responsible for all investments in long-term care by the REIT including investment in nursing homes, retirement facilities, rehabilitation hospitals and assisted living facilities. Since 1984, Mr. Robenalt has served at various times as a Director, Vice President, Assistant Secretary and General Counsel for Florida Convalescent Centers, Inc., a Sarasota-based owner of 17 long-term care facilities. Throughout this period, Mr. Robenalt has also been engaged in the practice of law, since 1988 as a principal in Robenalt & Robenalt. Mr. Robenalt serves on the Board of Directors of Mariner Health Group, Inc., which specializes in providing medical and nursing care primarily to sub-acute patients.

     ELIZABETH A. CONARD served as President and Chief Operating Officer of the Company and its various subsidiaries from the dates they were formed until April 10, 1997, the effective date of the merger of Community into a wholly-owned subsidiary of the Company. Since that date, Ms. Conard has served as an Executive Vice President of the Company and continues as a director of the Company.

     ISIDORE SIEGEL is a retired attorney. Until July, 1990, Mr. Siegel was a senior partner with the law firm of Siegel & Godt in Garden City, New York. Until June, 1994, Mr. Siegel served as corporate secretary of Weldotron Corporation, an AMEX listed company engaged in the manufacture and sale of stretch and shrink packaging machinery. Mr. Siegel also served as a director of that company until April, 1993. At various times, Mr. Siegel has also been a developer, owner and operator of nursing homes. During the late 1960s, Mr. Siegel developed and owned two nursing homes, and from the mid-1970s to 1990, Mr. Siegel developed, owned and operated two other nursing homes. Mr. Siegel is currently a part owner in four nursing home facilities.

     NORBERT P. DONELLY is currently the general manager, board member and majority shareholder of Tervis Tumbler, a manufacturer of double-walled tumblers. In addition, Mr. Donelly is president of Island Canvas, Ltd., a manufacturer of canvas products and an owner of several outlet stores. Mr. Donelly is also President and CEO of Delar, Inc., an equipment leasing company. During the 1970s and early 1980s, Mr. Donelly was employed at various times with several national investment banking firms including E.F. Hutton and PaineWebber. Mr. Donelly is a graduate of Brown University with a Bachelors of Arts in Economics.

     MICHAEL W. MONAHAN, CPA, became Treasurer and Chief Financial Officer of the Company on April 10, 1997. From July, 1996 to the present, Mr. Monahan was also Treasurer and Chief Financial Officer of Community. Prior to joining Community, Mr. Monahan had been engaged in public accounting, including serving as senior audit manager with a Big 6 firm, a partner in a smaller regional firm, and a partner with a Sarasota-area firm.

     VICTORIA PARTIN became Vice President, Operations of the Company on April 10, 1997. From August, 1996 through the present, Ms. Partin was also Vice President, Operations of Community. Prior to joining Community, Ms. Partin was the Health Care Administrator of Freedom Plaza in Sun City Center, Florida. Freedom Plaza's expansive campus includes 348 congregate care apartments, as well as a 40 bed assisted living unit, and a 42 bed skilled nursing facility. Ms. Partin is a licensed nursing home and assisted living facility administrator, and has an extensive background in both industries. From 1993 to 1994, Ms. Partin was the Director of Operations for the Company. From 1990 to 1993, Ms. Partin served as the administrator of Sarasota Health Care Center, a 120 bed skilled nursing facility located in Sarasota, Florida. Ms. Partin's other administrative assignments have included positions at long term care facilities ranging in size from 120 to 180 beds. Ms. Partin has, earlier in her career, served as the Director of Nursing and a line nurse in long term care facilities.

ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth the cash and other compensation paid in 1995 and 1996 to the Company's Chief Executive Officer of the Company. No executive officer of the Company earned in excess of $100,000 in 1995 or 1996.

SUMMARY COMPENSATION TABLE


                                        ANNUAL COMPENSATION
                                   ------------------------------
                                                     OTHER ANNUAL     ALL OTHER
NAME AND PRINCIPAL POSITION  YEAR  SALARY    BONUS   COMPENSATION  COMPENSATION(1)
---------------------------  ----  -------  -------  ------------  ---------------

Richard T. Conard, M.D.      1995  $35,611      -0-           -0-           $2,500
                             1996   75,000      -0-           -0-            6,000

_______________
(1)  Consists of an automobile allowance.

     In 1996, the Company made no grants of stock options or stock appreciation rights to the Chief Executive Officer, and the Company does not have a long-term incentive compensation plan. Additionally, there were no exercises of stock options by the Chief Executive Officer in 1996.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of April 10, 1997, certain information with regard to the beneficial ownership of the Common Stock by (i) all persons known by the Company to be the beneficial owners of more than 5% of the outstanding Common Stock; (ii) each director and nominee for director of the Company; (iii) each executive officer named in the Summary Compensation Table in Item 10; and (iv) all directors and executive officers of the Company as a group. Unless otherwise indicated, all shares shown in the table below are held with sole voting and investment power by the person indicated.


                                                                     TOTAL       PERCENT
                                                                  BENEFICIAL       OF
NAME OF BENEFICIAL OWNER                                           OWNERSHIP      CLASS
--------------------------------------------------------------  ---------------  -------

John F. Robenalt .............................................  2,577,500(1)(2)     36.4
Elizabeth A. Conard ..........................................  2,577,500(2)        36.4
Ronald O. Braun ..............................................    250,000            3.5
Richard T. Conard, M.D. ......................................        -0-             --
Isidore Siegel ...............................................     20,000(3)         0.3
Norbert Donelly ..............................................    240,000(4)         3.4
Alastair Haddow ..............................................     75,000(5)         2.1
All directors and executive officers as a group (9 persons) ..  3,213,674           45.4

________________
(1) Includes 22,500 shares of Common Stock held by various trusts for the benefit of Mr. Robenalt's minor children, for which trusts Mr. Robenalt acts as trustee. Does not include 297,500 shares of Common Stock held by Vancene F. Robenalt, the wife of Mr. Robenalt, as to which shares Mr. Robenalt disclaims beneficial ownership. Ms. Robenalt is the Vice President, Construction, of the Company.

(2) All of the shares of Common Stock held by Mr. Robenalt and Ms. Conard are subject to a Shareholders Agreement, which requires them to vote their shares in accordance with that agreement, as further described below. As a result of that agreement, each of Mr. Robenalt and Ms. Conard is the beneficial owner of the shares held by the other. Mr. Robenalt has sole dispositive power over 102,500 shares, including those listed in note 1. Ms. Conard has sole dispositive power over 2,475,000 shares of Common Stock.

(3) Held by a family limited partnership of which Mr. Siegel is a general partner.

(4) Includes 150,000 shares held directly by Mr. Donelly, 57,500 shares held by an employee trust for the benefit of Mr. Donelly and an aggregate of 32,500 shares held by Mr. Donelly as custodian for his minor children. Excludes 50,000 shares held by Mr. Donelly's spouse and an aggregate of 32,500 shares held by Mr. Donelly's spouse as custodian for her minor children, as to which shares Mr. Donelly disclaims beneficial ownership.

(5) Excludes 75,000 shares held by Mr. Haddow's spouse, as to which shares Mr. Haddow disclaims beneficial ownership.

     Mr. Robenalt and Ms. Conard are parties to a Shareholders Agreement dated February 13, 1997, among the Company, Mr. Robenalt and Ms. Conard (the "Shareholders Agreement"). The Shareholders Agreement became effective on April 10, 1997, as a result of the effectiveness of the Merger of Community Assisted Living Centers into a wholly-owned subsidiary of the Company. The Merger Agreement whereby Community merged into a subsidiary of the Company provided that upon the effective date of the Merger, a majority of the members of the Board of Directors of the Company would be selected by Mr. Robenalt. The Merger Agreement further provided that substantially all the executive officers of Community prior to the Merger would become the executive officers of the Company at the effective time of the Merger. On April 10, 1997, the effective date of the Merger, Mr. Robenalt became the President, Chief Executive Officer and Chief Operating Officer of the Company, and the other executive officers of Community assumed their positions as executive officers of the Company. On April 15, 1997, Mr. Robenalt and two other persons designated by him (Ronald O. Braun and Norbert P. Donelly) were named to the Board of Directors, filling three of the seven positions on the Board.

     Under the Shareholders Agreement, Ms. Conard and Mr. Robenalt agree to vote the shares of the Company's Common Stock held by each to elect to the Board of Directors of the Company a majority of individuals selected by Mr. Robenalt. After the effective time of the Merger, Mr. Robenalt designated three of the six members of the Board of Directors of the Company. There is one vacancy on the Board, which vacancy will be filled at the Annual Meeting. Under the Shareholders Agreement, Ms. Conard and Mr. Robenalt will vote their shares for a candidate for that seventh position selected by Mr. Robenalt. Mr. Robenalt has selected (and the Board has nominated) Mr. Haddow to fill that seventh position. Mr. Robenalt and Ms. Conard have stated their intention to vote all of the shares held by each in favor of the nominees for director listed below, in accordance with the terms of the Shareholders Agreement.

     The Shareholders Agreement also provides that Ms. Conard and Mr. Robenalt will vote their shares on any other matter submitted to a vote of the shareholders of the Company as they mutually agree. If they are unable to reach a mutually satisfactory agreement on the manner in which the shares will be voted (other than for the election of directors), the full Board of Directors of the Company will mediate the disagreement, and if that mediation is not successful, an independent arbitrator will resolve the disagreement.

     The Shareholders Agreement will expire on April 10, 2002. If Mr. Robenalt dies or becomes disabled so as not to be able to perform his duties as chief executive officer of the Company during the term of the Shareholders Agreement, Ronald O. Braun, the Chairman of the Board of Community prior to the Merger and the Co-Chairman of the Board of the Company after the Merger, will have the right to substitute all shares owned by him for the shares of Mr. Robenalt covered by the Shareholders Agreement, and Mr. Braun will assume the responsibilities of Mr. Robenalt for the remaining term of the Shareholders Agreement.

     As a result of these provisions in the Merger Agreement and the Shareholders Agreement, Mr. Robenalt effectively acquired control of the Company as of the effective date of the Merger.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Until February 1996, Dr. Conard was President and director of the National Foundation of Gerontology, Inc., a Florida nonprofit corporation. In March 1994, the Company sold to the National Foundation for $1,520,000 three of its facilities and property on which an additional facility was subsequently constructed. The National Foundation was originally known as the Southmark Foundation on Gerontology, Inc. In 1989, Southmark Corporation, a company unaffiliated with Dr. Conard and the primary source of funding for the National Foundation, filed a bankruptcy proceeding and was unable to continue financial support of the National Foundation. Prior to the acquisition from the Company of the facilities and property referred to above, the sole source of revenue for the National Foundation was from the collection of royalties from the sale of "What Should We Do About Mom?," a book written by Dr. Conard.

     Of the $1,520,000 purchase price paid to the Company for the facilities and property, the Company received $1,020,000 in cash and a promissory note in the aggregate principal amount of $500,000 (the "National Foundation Note"). The National Foundation Note provides for 10 equal annual payments of principal ($50,000) plus accrued interest, with such payments to commence on March 3, 1995, and the entire principal balance plus interest being due and payable on March 3, 2004. Payments on the National Foundation Note are subordinated to the debt service on certain taxable bonds previously sold by the National Foundation in the aggregate principal amount of $2,500,000 ("Taxable Bonds"). Although the National Foundation Note is secured by a second mortgage on the properties sold to National Foundation, no enforcement action of any kind or foreclosure under that mortgage on the properties sold to National Foundation is permitted until all amounts due on the Taxable Bonds have been paid in full. To date, the Company has received no payments under the National Foundation Note, and no payments are anticipated in the near future. Of the Company's total gain on the sale of the properties ($564,791), $64,791 was recognized by the Company on the date of the sale. As National Foundation is currently in default under the terms of the National Foundation Note and the Company is unable to enforce collection due to its subordinated position to the Taxable Bonds, the remaining $500,000 of the gain on the sale of the properties has not been recorded on the Company's financial statements and that gain will be recognized only if payments are received by the Company on the Foundation Note.

     In connection with the National Foundation's renovation of three of the acquired facilities and construction of the fourth facility, the Company, during 1994, advanced $420,000 to the National Foundation, of which approximately $16,000 remains outstanding. In January 1995, the Company advanced an additional $287,606 to the National Foundation in connection with the construction of the fourth facility, which amount currently remains outstanding. This obligation is evidenced by a promissory note (the "1995 Foundation Note") bearing interest at the rate of 10% per annum with equal principal and interest payments of $7,500 per month (commencing on August 1, 1995, and ending on June 1, 1999) and a final payment of approximately $6,400 due on July 1, 1999. Payments on the 1995 Foundation Note are also subordinated to the debt service on the Taxable Bonds. The National Foundation made only two payments on the 1995 Foundation Note in 1995 and no payments in 1996. At December 31, 1996, approximately $85,985 in unpaid management fees were due to the Company. The Company has the right to declare the National Foundation to be in default and to accelerate the payment of the National Foundation Note and the 1995 Foundation Note (collectively, the "Foundation Notes"). However, no enforcement action by the Company of any kind with respect to the Foundation Notes or foreclosure under the mortgage is permitted until the amounts due on the Taxable Bonds have been paid in full. As of December 31, 1996, all amounts owed to the Company by the National Foundation were written off by the Company, resulting in a charge to expense of $338,000. The Company presently does not anticipate collecting any amounts from the National Foundation on the unpaid management fees or either of the Foundation Notes.

     A company whose common stock is 50% owned by Dr. and Mrs. Conard shares office space with the Company. Accounting and other personnel employed by the Company perform accounting and other services for that company. Salaries of employees who perform services for that other company are apportioned that company and the Company based upon the time spent in performing the services and rent is apportioned based upon the percentage of space occupied. In 1996, that company paid to the Company rent and reimbursement of salaries and other expenses in the aggregate of approximately $87,000.

     From time to time since 1987, Elizabeth A. Conard has made loans to the Company to support its operations. The Company has repaid only a portion of those loans. At December 31, 1996, the total amount of the loans, including interest, was $335,405. The loans bear interest at 10% per annum, payable quarterly and the principal is payable $150,000 on April 1, 1997 and the balance on April 1, 1998. The Company did not make the April 1, 1997 principal and interest payment to Ms. Conard and is negotiating with her a longer payback of principal on those advances.

     During the first quarter of 1995, the Company advanced to two companies controlled by the Ms. Conard an aggregate of $55,743. These advances were repaid in June, 1995.

     In September, 1995, the Board of Directors approved the purchase from Dr. Conard of two lots adjacent to one of the Company's facilities in Bradenton, Florida. The two lots are currently being used as part of the drainage system for the facility and enhance the property's zoning. The transaction was completed on October 20, 1995, and the $60,000 purchase price (equal to the Dr. Conard's cost) was paid in cash.

     Dr. Conard has been a director of L.W. Blake Memorial Fund, Inc. ("Blake"), a Florida non-profit corporation, since its formation in 1975. In April 1994, Blake acquired a 28-bed hospital located in Incline Village, Nevada. The hospital did not operate as anticipated and in 1995, Blake filed a voluntary petition for bankruptcy and was later liquidated under Chapter 7 of the Bankruptcy Code.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

     The following exhibits are filed with this Form 10-KSB or are incorporated herein by reference.
            3(a)    Articles of Incorporation, as amended **
            3(b)    Bylaws**
            10(a)   Stock Option Plan**
            (b)(1)  Underwriters' Warrant Agreement (Common Stock)**
            (c)     Management Agreement dated March 3, 1974, by and between
                    National Foundation on Gerontology, Inc. and the Company
                    and an Addendum thereto**
            (d)     Trust Indenture dated October 27, 1993, between JLH Series
                    I, Inc. and General Trust Company**
            (e)     Employee Leasing Agreement**
            (f)     Mortgage and Security Agreement**
            (g)     Employment Agreement with Richard T. Conard**
            (h)     Employment Agreement with Elizabeth A. Conard**
            (i)     Trademark Assignment**
            (j)     Copy of Franchise Agreement**
            (k)     Stock and Real Estate Purchase Agreement between the
                    Company and Henri P. Couture and Ann Marie Couture**
            (l)     Merger Agreement, dated February 13, 1997, among Just Like
                    Home, Inc., JLH Acquisition Corp. and Community Assisted
                    Living Centers, Inc.***
            (m)     Shareholders Agreement, dated February 13, 1997, among
                    Elizabeth A. Conard, John F. Robenalt and Just Like Home,
                    Inc.*
            21      Subsidiaries of the Registrant**
            27      Financial Data Schedule (for SEC use only)*
(b)  Reports on Form 8-K.
                    None.
________________
     *   Filed previously.
     ** Incorporated by reference to the exhibit filed as part of the Company Registration Statement (File No. 33-910120A) ordered effective
         July 6, 1995.
     *** Filed and amended in Form 8-K filed on February 16, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                JUST LIKE HOME, INC.


                                By:  /s/ JOHN F. ROBENALT
                                     --------------------
                                         John F. Robenalt
                                         President, Chief Executive Officer &
                                         Chief Operating Officer

Date: April 29, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 29th day of April, 1997.

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