Form 10QSB
period 1997-03-31
JUST LIKE HOME INC
filed 1997-05-15
CIK 934380

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB


          [X]    QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

          [ ]    TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ____________________ to ____________________

                         Commission file number 0-25908

                              JUST LIKE HOME, INC.
       (Exact name of small business issuer as specified in its charter)

             FLORIDA                                  65-0568234
  (State or other jurisdiction             (IRS Employer Identification No.)
of incorporation or organization)

                            2440 TAMIAMI TRAIL NORTH
                            NOKOMIS, FLORIDA 34275
                    (Address of principal executive offices)

                                  941-966-3636
                          (Issuer's telephone number)

                             3647 CORTEZ ROAD WEST
                         BRADENTON, FLORIDA 34210-3106
           (Former name, former address and former fiscal year, if
                         changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
   ----    ----

              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the
distribution of securities under a plan confirmed by court.  Yes     No
                                                                ----   ----

                    APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of April 10, 1997: 7,073,711 shares of Common Stock

      Transitional Small Business Disclosure Format (check one):
Yes     No  X
   ----   ----

                         PART I--FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

JUST LIKE HOME, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET
(Unaudited)

                                                                                     MARCH 31,
                                         ASSETS                                        1997

Current Assets
   Cash                                                                            $    91,033
   Restricted cash                                                                     135,518
   Restricted certificate of deposit                                                   250,000
   Accounts receivable - trade                                                         164,379
   Due from related parties - net                                                      106,609
   Other current assets                                                                 82,322
                                                                                   -----------
     Total current assets                                                              829,861

PROPERTY AND EQUIPMENT, net                                                          5,032,254

PROPERTY HELD FOR SALE                                                               1,579,836

RESTRICTED CASH                                                                         56,897

GOODWILL AND OTHER TANGIBLE ASSETS, net                                                496,317

OTHER ASSETS                                                                            26,935
                                                                                   -----------
     Total assets                                                                  $ 8,022,100
                                                                                   ===========

                                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses                                           $   724,601
   Current portion of long-term debt                                                 1,407,926
   Due to related parties                                                              150,000
                                                                                   -----------
     Total current liabilities                                                       2,282,527

LONG-TERM DEBT, less current portion                                                 3,644,118

NOTE PAYABLE TO RELATED PARTY, less current portion                                    322,017

COMMON STOCK AND OPTIONS SUBJECT TO PUT OPTIONS                                        409,443
                                                                                   -----------
     Total liabilities                                                               6,658,105
                                                                                   -----------

Stockholders' Equity
   Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and
        outstanding at March 31, 1997                                                        0
   Common stock, $.001 par value; 13,000,000 shares authorized; 3,917,461 shares
        issued and outstanding at March 31, 1997                                         3,917
   Additional paid-in capital                                                        6,135,981
   Accumulated deficit                                                              (4,775,903)
                                                                                   -----------
     Total stockholders' equity                                                      1,363,995
                                                                                   -----------

     Total Liabilities and Stockholders' Equity                                    $ 8,022,100
                                                                                   ===========

The accompanying notes are an integral part of these financial statements.

JUST LIKE HOME, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

                                                                       THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                      1997           1996
                                                                  -----------    -----------
Revenue
   Resident fees                                                  $   420,916    $   177,242
   Management and consulting fees                                     168,387        144,227
   Companion fees                                                      79,993              0
   Other income                                                        37,911         30,966
                                                                  -----------    -----------
     Total revenue                                                    707,207        352,435

Operating, selling, general and administrative                        902,067        591,698
                                                                  -----------    -----------

     Operating loss                                                  (194,860)      (239,263)
                                                                  -----------    -----------

Non-operating income (expense):
   Interest expense                                                  (102,425)       (52,524)
   Interest income                                                     11,311         24,639
                                                                  -----------    -----------
     Total non-operating expense                                      (91,114)       (27,885)
                                                                  -----------    -----------

     Net loss                                                        (285,974)      (267,148)
                                                                  ===========    ===========


Net loss per common and common equivalent share                   $     (0.07)   $     (0.07)
                                                                  ===========    ===========

Weighted average common or common equivalent shares outstanding     2,917,461      3,888,371
                                                                  ===========    ===========


The accompanying notes are an integral part of these financial statements.

JUST LIKE HOME, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)



                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                             1997          1996
                                                          ---------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:                     $(105,124)   $   (17,466)
                                                          ---------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions of property and equipment                   (99,903)    (2,068,670)
   Loans to related parties                                       0         (2,649)
   Repayments of related-party loans                              0          8,272
   Payments for organization costs and intangible costs           0       (434,706)
   Payments for other assets                                      0         (6,608)
   Purchase of certificate of deposit                             0       (800,000)
   Proceeds from certificate of deposit                           0        350,000
   Deposits into restricted cash accounts                   (53,537)             0
                                                          ---------    -----------

     Net cash used in investing activities                 (153,440)    (2,954,361)
                                                          ---------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from mortgages and notes payable                 29,948      1,379,279
   Repayment of mortgages and notes payable                 (18,486)        (2,186)
   Borrowings from related parties                          151,000          6,912
   Repayment of related-party loans                               0         (4,166)
                                                          ---------    -----------
     Net cash provided by financing activities              162,462      1,379,839
                                                          ---------    -----------

     Net decrease in cash                                   (96,102)    (1,591,988)

     Cash, beginning of period                              187,135      1,847,974
                                                          ---------    -----------

     Cash, end of period                                  $  91,033    $   255,986
                                                          =========    ===========

The accompanying notes are an integral part of these financial statements.

JUST LIKE HOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)


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

       The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the related disclosures contained in the Company's annual report on Form 10-KSB for the year ended December 31, 1996.



  2.   NET LOSS PER COMMON SHARE:

       Primary net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during each period. Common stock equivalents are not included in the calculation as their impact would be anti-dilutive.



  3.   FUTURE ACCOUNTING REQUIREMENTS:

       EARNINGS PER SHARE: In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128), was issued. SFAS No. 128 specifies the computation, presentation, and disclosure requirements for earnings per share.

       SFAS No. 128 is designed to improve the Earnings Per Share (EPS) information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements, and increasing the comparability of EPS data on an international basis. Some of the changes made to simplify the EPS computations include: (a) eliminating the presentation of primary EPS and replacing it with basic EPS, with the principal difference being that common stock equivalents are not considered in computing basic EPS, (b) eliminating the modified treasury stock method and the three percent materiality provision, and
       (c) revising the contingent share provisions and the supplemental EPS data requirements. SFAS No. 128 requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures regardless of whether basic and diluted EPS are the same. It also requires a reconciliation of the numerator and denominator used in computing basic and diluted EPS.

       SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Earlier application is not permitted. The statement requires restatement of all prior-period EPS data presented after the effective date. The Company has not yet determined the impact adoption of SFAS No. 128 will have on its financial statements.

       CAPITAL STRUCTURE DISCLOSURE: In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information About Capital Structure" (SFAS No. 129). SFAS No. 129 consolidates the existing requirements to disclose certain information about an entity's capital structure.

       SFAS No. 129 requires that disclosure about an entity's capital structure include a brief discussion of rights and privileges for securities outstanding, including dividend and liquidation preferences, participation rights, call prices and dates, conversion or exercise prices or rates and pertinent dates, sinking-fund requirements, unusual voting rights, and significant terms of contracts to issue additional shares. The number of shares issued upon conversion, exercise or satisfaction of required conditions during at least the most recent annual fiscal period and any subsequent interim period presented also are required to be disclosed. In addition, companies that issue stock with liquidation preferences or redeemable stock are required to disclose all pertinent characteristics of those securities.

       SFAS No. 129 is effective for financial statements for period ending after December 15, 1997. As SFAS No. 129 relates only to disclosure issues, there will be no impact on the Company's financial statements upon adoption.



  4.   SUBSEQUENT EVENTS AND LIQUIDITY:

       MERGER: In February, 1997, the Company entered into a merger agreement with Community Assisted Living Centers, Inc. ("Community") pursuant to which Community will merge with a new wholly-owned subsidiary of the Company, Just Like Home Acquisition Corp. Under the terms of the agreement, Community will exchange each of its shares of common stock for one and one-half shares of the Company's common stock.

       The agreement provided that, as of March 17, 1997, Community took operational control of the Company. Community will use its best efforts in operating the business and will make such changes as it deems necessary after consultation and approval of the Company. In addition, Community has agreed to fund the operational needs of the Company based upon Community's reasonable determination of the cash needs of the Company's business between March 17, 1997 and the effective date (excluding any capital expenditures or real estate taxes that may come due during that period). The merger became effective on April 10, 1997 and was accounted for as a pooling-of-interests.

       PRIVATE PLACEMENT: On March 27, 1997, the Company issued a private placement memorandum offering up to 2,500,000 shares of its common stock at a purchase price of $1.00 per share. The Company will use the proceeds of the offering to pay certain existing liabilities of the Company, to pay anticipated and future operating expenses, to fund development and start-up costs, and for general corporate purposes. The private placement closed on April 10, 1997 and the Company received approximately $1,510,000 in proceeds.

       GOING CONCERN: The Company has experienced recurring losses and at December 31, 1996 had limited resources. On April 10, 1997, the management of Community ("New Management") took effective control of the Company. In addition to the events described above, New Management has plans to dispose of the property held for sale at its carrying value, sell certain operating assets to an assisted-living facility real estate investment trust and lease them back, significantly improve operating results at facilities owned by the Foundation (see Note 3) and utilize Community's existing resources. Current projections and plans indicate that the Company will have sufficient resources to continue as a going concern.

JUST LIKE HOME, INC. AND SUBSIDIARIES
PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET
March 31, 1997
(Unaudited)

In February, 1997, the Company entered into a merger agreement with Community Assisted Living Centers, Inc. ("Community") pursuant to which Community will merge with a new wholly-owned subsidiary of the Company, Just Like Home Acquisition Corp. Under the terms of the agreement, Community will exchange each of its shares of common stock for one and one-half shares of the Company's common stock. The merger became effective on April 10, 1997 and was accounted for as a pooling-of-interests.

The following unaudited Pro Forma Condensed Consolidated Balance Sheet is presented as if the consummation of the Merger Agreement had occurred on March 31, 1997. Such information should be read in conjunction with the financial statements. In management's opinion, all adjustments necessary to reflect the effects of this transaction have been made.

The following unaudited Pro Forma Condensed Consolidated Balance Sheet is not necessarily indicative of what the actual financial position would have been assuming such transaction had been completed as of March 31, 1997, nor does it purport to represent the future financial position of the Company.

                                                                  COMMUNITY
                                                                  ASSISTED
                                               JUST LIKE           LIVING
             ASSETS                            HOME, INC.       CENTERS, INC.       ADJUSTMENTS            COMBINED
                                               ----------       -------------       -----------            --------

CURRENT ASSETS
   Cash                                       $   91,033          $588,886          $                    $   679,919
   Restricted cash                               135,518                                                     135,518
   Restricted certificate of deposit             250,000                                                     250,000
   Accounts receivable - trade                   164,379            20,495                                   184,874
   Due from related parties - net                106,609           100,836           (51,000)(1)             156,445
   Other current assets                           82,322            14,867                                    97,189
                                              ----------          --------          --------              ----------
     Total current assets                        829,861           725,084           (51,000)              1,503,945

PROPERTY AND EQUIPMENT, NET                    5,032,254           110,752                                 5,143,006

PROPERTY HELD FOR SALE                         1,579,836                                                   1,579,836

RESTRICTED CASH                                   56,897                                                      56,897

GOODWILL AND OTHER
     INTANGIBLE ASSETS, NET                      496,317            32,125                                   528,442

OTHER ASSETS                                      26,935               640                                    27,575
                                              ----------          --------          --------              ----------

     Total assets                             $8,022,100          $868,601          $(51,000)             $8,839,701
                                              ==========          ========          ========              ==========

(1) Elimination of loan from Community Assisted Living Centers, Inc. to Just Like Home, Inc.

                                  (continued)

JUST LIKE HOME, INC. AND SUBSIDIARIES
PRO FORMA CONDENSED
CONSOLIDATED BALANCE SHEET
March 31, 1997
(Unaudited)
(continued)


                                                                          COMMUNITY
                                                                           ASSISTED
  LIABILITIES AND STOCKHOLDERS'                        JUST LIKE            LIVING
            EQUITY                                     HOME, INC.         CENTERS, INC.          ADJUSTMENTS           COMBINED
                                                       ----------         -------------          -----------           --------

CURRENT LIABILITIES
     Accounts payable and accrued
            expenses                                  $   724,601           $    12,163           $(51,000)(1)       $   685,764
     Current portion of long-term debt                  1,407,926                                                      1,407,926
     Due to related parties                               150,000                                                        150,000
                                                      -----------           -----------           --------           -----------
         Total current liabilities                      2,282,527                12,163            (51,000)            2,243,690

LONG-TERM DEBT, less current
         portion                                        3,644,118                                                      3,644,118

NOTE PAYABLE TO RELATED
         PARTY, less current portion                      322,017                     0                                  322,017

COMMON STOCK AND OPTIONS
         SUBJECT TO PUT OPTIONS                           409,443                                                        409,443
                                                      -----------           -----------           --------           -----------

         Total liabilities                              6,658,105                12,163            (51,000)            6,619,268
                                                      -----------           -----------           --------           -----------


STOCKHOLDERS' EQUITY
     Preferred stock                                            0                     0                                        0
     Common stock                                           3,917             1,087,500                                1,091,417
     Additional paid-in capital                         6,135,981                                                      6,135,981
     Accumulated deficit                               (4,775,903)             (231,062)                              (5,006,965)
                                                      -----------           -----------           --------           -----------

         Total stockholders' equity                     1,363,995               856,438                  0             2,220,433
                                                      -----------           -----------           --------           -----------

         Total Liabilities and Stockholders'
            Equity                                    $ 8,022,100           $   868,601           $(51,000)          $ 8,839,701
                                                      ===========           ===========           ========           ===========

(1) Elimination of loan from Community Assisted Living Centers, Inc. to Just Like Home, Inc.

JUST LIKE HOME, INC. AND SUBSIDIARIES
PRO FORMA COMBINED CONDENSED STATEMENTS OF OPERATIONS for the year ended December 31, 1996 and the three months ended March 31, 1997 (Unaudited)


The following unaudited Pro Forma Combined Condensed Statements of Operations are presented as if the consummation of the Merger Agreement had occurred as of the beginning of the periods presented. Such pro forma information is based upon the combined statements of operations of Just Like Home, Inc. and Subsidiaries and Community Assisted Living Centers, Inc. Such information should be read in conjunction with the financial statements. In management's opinion, all adjustments necessary to reflect the effects of this transaction have been made.

The following unaudited Pro Forma Combined Condensed Statements of Operations are not necessarily indicative of what results of operations of Just Like Home, Inc. and Subsidiaries would have been assuming such transactions had been completed as of the beginning of the periods presented nor does it purport to represent the results of operations for future periods. The Pro Forma Combined Condensed Statement of Operations for the three months ended March 31, 1996 are not presented as Community Assisted Living Centers, Inc. had no operations for that period.

                                                                            THREE MONTHS ENDED MARCH 31, 1997
                                                             ---------------------------------------------------------------------
                                                                                COMMUNITY
                                                                                 ASSISTED
                                                              JUST LIKE           LIVING
                                                              HOME, INC.        CENTER, INC.       ADJUSTMENTS          COMBINED
                                                              ----------        ------------       -----------          --------
Revenue
     Resident fees                                           $ 420,916           $       0           $                $   420,916
     Management and consulting fees                            168,387               3,966                                172,353
     Companion fees                                             79,993                                                     79,993
     Other income                                               37,911               7,049                                 44,960
                                                             ---------           ---------           -------          -----------
         Total revenue                                         707,207              11,015                 0              718,222

Expenses
     Operating, selling, general and administrative            824,496             124,629                                949,125
     Depreciation and amortization                              77,571                                                     77,571
                                                             ---------           ---------           -------          -----------
         Total expenses                                        902,067             124,629                 0            1,026,696
                                                             ---------           ---------           -------          -----------

         Operating loss                                       (194,860)           (113,614)                0             (308,474)
                                                             ---------           ---------           -------          -----------

Non-operating income (expense):
     Interest expense                                         (102,425)                  0                               (102,425)
     Interest income                                            11,311                   0                                 11,311
                                                             ---------           ---------           -------          -----------
         Total non-operating expense                           (91,114)                  0                 0              (91,114)
                                                             ---------           ---------           -------          -----------

         Net loss                                            $(285,974)          $(113,614)          $     0          $  (399,588)
                                                             =========           =========           =======          ===========

JUST LIKE HOME, INC. AND SUBSIDIARIES

PRO FORMA COMBINED CONDENSED STATEMENTS OF OPERATIONS for the year ended December 31, 1996 and the three months ended March 31, 1997 (Unaudited)
(continued)

                                                                     FOR THE YEAR ENDED DECEMBER 31, 1996
                                                        -----------------------------------------------------------------------
                                                                              COMMUNITY
                                                                              ASSISTED
                                                         JUST LIKE             LIVING
                                                         HOME, INC.          CENTER, INC.        ADJUSTMENTS         COMBINED
                                                         ----------          ------------        -----------         --------
Revenue
     Resident fees                                      $ 1,209,366           $       0           $                $ 1,209,366
     Management and consulting fees                         618,579              11,966                                630,545
     Companion fees                                          67,845                                                     67,845
     Other income                                            58,645               8,530                                 67,175
                                                        -----------           ---------           -------          -----------
         Total revenue                                    1,954,435              20,496                 0            1,974,931

Operating, selling, general and administrative            3,476,281             161,451                              3,637,732
Loss from impairment of property held for sale              818,500                   0                                818,500
Litigation settlement                                       409,443                   0                                409,443
                                                        -----------           ---------           -------          -----------
         Total expenses                                   4,704,224             161,451                 0            4,865,675
                                                        -----------           ---------           -------          -----------

         Operating loss                                  (2,749,789)           (140,955)                0           (2,890,744)
                                                        -----------           ---------           -------          -----------

Non-operating income (expense):
     Interest expense                                      (307,096)                  0                               (307,096)
     Interest income                                         78,804              23,507                                102,311
                                                        -----------           ---------           -------          -----------
         Total non-operating expense                       (228,292)             23,507                 0             (204,785)
                                                        -----------           ---------           -------          -----------

         Net loss                                       $(2,978,081)          $(117,448)          $     0          $(3,095,529)
                                                        ===========           =========           =======          ===========

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         This discussion and analysis contains both historical and forward-looking information. The forward-looking statements may be significantly affected by risks and uncertainties and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There can be no assurance that anticipated future results will be achieved. Readers are cautioned that a number of factors, which are described in this report, the Company's report on Form 10-KSB and below, could adversely affect the Company's ability to obtain these results.

OVERVIEW

         The historical financial statements represent the consolidated results of operations and financial condition of Just Like Home, Inc. and its subsidiaries. On April 10, 1997, Community Assisted Living Centers, Inc. merged into a newly formed subsidiary of the Company.

         The following table sets forth the number of facilities owned or managed and the total beds and occupancy as of the end of each of the periods presented.

                                                                December 31,                     March 31,
                                                           ----------------------                ---------
                                                            1995               1996                 1997
                                                            ----               ----                 ----
Facilities owned  . . . . . . . . . . . . . . . . . . . . . .  2                  6                    6
Facilities managed  . . . . . . . . . . . . . . . . . . . . .  3                  3                    3
Total beds  . . . . . . . . . . . . . . . . . . . . . . . .  100                184                  184
Occupancy percentage at end of period . . . . . . . . . .  97.0%              81.0%                81.5%

RESULTS OF OPERATIONS

         Revenues for the quarter ended March 31, 1997, increased by 100% from approximately $352,000 in 1996 to $707,000 in 1997. Resident fees increased 138% from $177,000 in 1996 to $421,000 in 1997. This increase is due to the acquisition of Charis Place in March, 1996, which was a 44-unit two-facility acquisition, and to the two newly constructed facilities completed in July and December, 1996. In addition, Just Like Family, the Company's home health care division, was not in operation in the first quarter of 1996, but reported revenues of $80,000 in the first quarter of 1997.

         Operating expenses increased from $592,000 in the first quarter of 1996 to $902,000 in 1997, or 52%, due primarily to operating costs attributable to the Charis Place facilities and the two newly constructed facilities and operating costs of Just Like Family. Operating expense also reflects a $21,000 bad debt expense for management fees owed by the National Foundation, which the Company does not expect to collect. The Company is continuing to manage three facilities for the National Foundation (64 units) under its Management Agreement with National Foundation, but intends to review its obligations under the Management Agreement and to determine whether it is in the best interest of the Company to continue to manage those facilities or to terminate the Management Agreement. The Company believes that if it can improve the occupancy of those facilities that the cash flow from operations of those facilities will be sufficient to pay the operating expenses of those facilities, the debt service on those facilities (to which the Company's management fee is subordinated) and the Company's management fee. Accordingly, the Company's present plan is to continue to work to improve the occupancy in those facilities so that they are capable of generating cash sufficient to pay the management fee.

LIQUIDITY AND CAPITAL RESOURCES

         The losses incurred by the Company during the first quarter of 1997 were funded through working capital loans. Additionally, under the terms of the Merger Agreement with Community Assisted Living Centers, Inc. (Community), Community assumed operational control of the Company on March 17, 1997, and agreed to fund certain cash needs of the Company until the merger was completed, which occurred on April 10, 1997. Community expended approximately $65,000 fulfilling this obligation.

         The Company's merger with Community has resolved the immediate short-term cash requirements of the Company. At March 31, 1997, Community had approximately $589,000 in cash and cash equivalents, which is now available to fund the Company's and Community's operations. Additionally, simultaneously with the closing of the merger, the Company closed a private placement of 1,510,000 shares of its Common Stock at a purchase price of $1.00 per share, for an aggregate purchase price of $1,510,000. The Company also is offering for sale two parcels of land acquired in the last two years for future assisted living facility developments. These parcels are of a size or in a location that is not consistent with the Company's current plans to focus on smaller facilities in more rural communities. The Company is obligated to apply all of the net proceeds of these sales to the reduction of certain indebtedness of the Company. Thus these sales will not directly provide additional working capital, but they should reduce the debt burden of the Company and the corresponding interest expense. Since the end of the quarter, the Company has negotiated the termination of its earlier commitment to purchase an 800-acre tract of land in Ohio, which proposed project is not consistent with the Company's current focus on smaller assisted living facilities in more rural communities.

         Finally, the Company entered into a letter agreement on April 30, 1997, with HealthCare REIT, a real estate investment trust ( the "REIT") for up to $41,800,000 in sale-leaseback financings for assisted living facilities.
The initial financing will involve the sale-leaseback of five assisted living facilities owned by the Company for an aggregate sale price of approximately $4,000,000. If this phase of the financing is completed, the Company will have changed its current focus from owning each of its assisted living facilities and financing those facilities with traditional mortgage financings to a philosophy of transferring ownership to the REIT or similar financing sources and entering into long-term operating leases for those facilities. By transferring ownership of the Company's assisted living facilities to a REIT, the Company will free up capital in existing facilities that can be used to help roll-out new facilities and will reduce the amount of the Company's capital needed for future growth. Each phase of the REIT financing is subject to numerous conditions, including satisfaction of certain financial coverage tests by the Company. The Company anticipates that the REIT financing will provide the Company with over $1,000,000 in additional working capital after the payment of certain long-term and short-term indebtedness related to the five facilities to be sold to the REIT, which the Company intends to use to fund start-up losses associated with opening new facilities.

         The remaining $37,800,000 of availability under the REIT financing will be available, subject to continuing satisfaction of the various financial and other covenants in the agreement, to fund up to 21 assisted living facilities in the eastern United States over a three-year period. The financing commitment expires on May 1, 2000.

         The primary cash needs of the Company relate to start-up costs associated with opening new facilities, projected operating losses for those facilities until they reach a stabilized occupancy and certain corporate office expense until all facilities are generating sufficient cash flow to cover those expenses.

         The Company has recently acquired three sites for new facilities and has several other sites under contract. The Company expects to finance two of the three sites through a sale-leaseback financing with a private investor, and presently intends to finance any additional sites under the REIT financing commitment. The rate at which the Company can develop these sites and future sites will be directly affected by the continuing availability of the REIT financing and the Company's ability to generate or raise the cash necessary to finance the anticipated start-up costs associated with opening new facilities.

                           PART II--OTHER INFORMATION


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

         From time to time since 1987, Elizabeth A. Conard has made loans to the Company to support its operations. The Company has repaid only a portion of those loans. At December 31, 1996, the total amount of the loans, including interest, was $335,405. The loans bear interest at 10% per annum, payable quarterly and the principal is payable $150,000 on April 1, 1997 and the balance on April 1, 1998. The Company was in default in the $150,000 principal payment due April 1, 1997. The Company has negotiated with Mrs. Conard an extension of the principal payment of the loan. The terms of the extension include an immediate payment of $75,000, then interest only payments until October 1, 1998, at which time an amortization payment plan will go into effect of interest and principal payments for a term not yet determined.

ITEM 5.    OTHER INFORMATION.

         Effective April 30, 1997, the Company entered into a letter agreement (the "Commitment") with HealthCare REIT (the "REIT") under which the REIT has agreed to provide up to $41,800,000 in financing for the acquisition, development, conversion and refinancing of assisted living facilities. Under the Commitment, the REIT agreed to provide financing for operating leases for assisted living facilities located in the eastern United States, each of which will be leased to Company for a wholly-owned single-purpose subsidiary of the Company. Each new facility will contain approximately 44-beds/units. The funding amount available for any facility will be up to 100% of the approved costs (as defined in the Commitment) of that facility and is subject to various tests including a loan to value test, a projected debt service coverage test for the facility, a minimum capitalization requirement for the Company and the REIT's due diligence review of each proposed financing and financed facilities. The Commitment provides for financing for both new construction and refinancings of existing facilities or acquired facilities. The REIT will lease each financed facility to Company or a wholly-owned subsidiary of the Company under an operating lease for an initial term of 10 years with one 10-year renewal option. The lease rate will be based upon a yield to the REIT equal to then current 10-Year Treasury Note rate plus 3.9%, subject to adjustment by an inflation factor at the beginning of the 10-year renewal term. The Company will have the option to purchase each financed facility at the expiration of the initial or renewal term for an option price equal to the fair market value of that facility, subject to certain minimums.

         The Company has agreed to pay certain commitment and availability fees to the REIT for the Commitment and for financings completed under the Commitment and, in addition, has granted the REIT a warrant to purchase up to 50,000 shares of Common Stock of the Company at the price of $3.00 per share.

         The Commitment expires on May 1, 2000.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

         The following exhibits are filed with this Form 10-QSB.

         10.1 Settlement Agreement dated April 10, 1997, among Just Like Home, Inc., Whitaker's Landing, Inc., Joann Desrosiers, David Desrosiers and Jeffrey S. Russell as Co-Personal

                 Representatives of the Estate of Wilfred N. Desrosiers, Community Assisted Living Centers, Inc., and Richard T. Conard and Elizabeth A. Conard.

         10.2 Letter Agreement dated as of April 10, 1997, between HealthCare REIT, Inc. and the Company, as amended by First Amendment to Commitment Letter dated April 25, 1997.

         27.1    Financial Data Schedule (for SEC use only)

(b)      Reports on Form 8-K.

         The following current reports on Form 8-K were filed in the quarter ended March 31, 1997:

         1. Form 8-K dated February 13, 1997 reporting execution of Merger Agreement among the Company, a wholly-owned subsidiary of the Company and Community Assisted Living Centers, Inc. (the "Merger Agreement").

         2. Form 8-K dated March 18, 1997, reporting extension of time for closing of the merger under the Merger Agreement, and assumption of operational control of the Company by Community.

         3. Form 8-K dated March 31, 1997, reporting extension of time for closing of the merger under the Merger Agreement.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        JUST LIKE HOME, INC.
                                        (Registrant)


Date:    May 15, 1997                   /s/   John F. Robenalt
                                            ------------------------------------
                                        John F. Robenalt, President, CEO and COO


Date:    May 15, 1997                   /s/   Michael W. Monahan
                                            ------------------------------------
                                        Michael W. Monahan,
                                        Treasurer and Chief Financial Officer
                                        (Principal financial officer and
                                        principal accounting officer)