Form 10QSB
period 1997-06-30
JUST LIKE HOME INC
filed 1997-08-14
CIK 934380

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

  X      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and
-----    Exchange Act of 1934
For the period ended June 30, 1997, or

         Transition Report pursuant to Section 13 or 15(d) of the Securities
-----    Exchange Act of 1934
For the transition period from _____________ to ________________.

COMMISSION FILE NUMBER     0-25908
                       ---------------

                              JUST LIKE HOME, INC.
             (Exact name of registrant as specified in its charter)

                FLORIDA                                      65-0568234
     (State or other Jurisdiction                            (I.R.S. Employer
   of Incorporation or Organization)                         Identification No.)

         3647 CORTEZ ROAD WEST                               34210-3106
           BRADENTON, FLORIDA                                (Zip Code)
(Address of Principal Executive Offices)

REGISTRANT'S TELEPHONE NUMBER AND AREA CODE:                 941-756-2555

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

As of June 30, 1997, there were outstanding 7,073,711 shares of Just Like Home, Inc. Common Stock, par value $.001.

                                    PART I
ITEM 1. FINANCIAL STATEMENTS

                      JUST LIKE HOME, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                  JUNE 30, 1997





                                                                   June 30, 1997
                                                                    (Unaudited)
                                                                   -------------
                                     ASSETS
Current Assets:
       Cash and cash equivalents                                   $  1,589,911
       Restricted cash                                                  392,588
       Accounts receivable - trade                                      245,760
       Due from related parties                                         148,876
       Other current assets                                             159,896
                                                                   ------------
            Total current assets                                      2,537,031
                                                                   ------------

 Property and equipment, net                                          5,023,263
 Property held for sale                                               2,016,092
 Intangible assets, net                                                 513,853
                                                                              -
                                                                   ------------
                                                                      7,553,208
                                                                   ------------

Total Assets                                                       $ 10,090,239
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
       Accounts payable                                            $    356,157
       Accrued interest                                                  65,262
       Accrued compensation                                             101,329
       Current portion of long-term debt                                682,288
                                                                        150,000
       Other current liabilities                                         93,131
                                                                   ------------
            Total current liabilities                                 1,448,167
                                                                   ------------

 Long-term debt                                                       4,584,033
 Note payable to related party                                          411,288
                                                                   ------------
                                                                      4,995,321
                                                                   ------------

            Total liabilities                                         6,443,488
                                                                   ------------

 Common Stock and Options Subject to Put Options                        409,443
                                                                   ------------

 Stockholders' Equity
       Preferred stock, $.01 par value; 2,000,000 shares
          authorized; none issued and outstanding                             0
       Common stock, $.000 par value; 13,000,000 shares
          authorized; 7,073,711 shares issued and outstanding             7,073
       Additional paid-in capital                                     8,717,748
       Accumulated deficit                                           (5,487,513)
                                                                   ------------
            Total stockholders' equity                                3,237,308
                                                                   ------------

 Total Liabilities and Stockholders' Equity                        $ 10,090,239
                                                                   ============


         See accompanying notes to consolidated financial statements

JUST LIKE HOME, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                                 JLHC                         JLHC
                                                         THREE MONTHS ENDED             SIX MONTHS ENDED
                                                               JUNE 30,                     JUNE 30,
                                                         1996           1997           1996           1997
                                                         ----           ----           ----           ----
Revenue:
    Resident fees                                    $   322,629    $   452,434    $   499,871        873,350
    Management and consulting fees                       147,160        214,801        291,387        383,188
    Companion care fees                                       --         75,758             --        155,751
    Other income                                          38,914         28,007         69,880         65,918
                                                     --------------------------------------------------------
                           Total revenue                 508,703        771,000        861,138      1,478,207
                                                     --------------------------------------------------------

Expenses:
    Operating, selling, general and administration       873,288      1,252,665      1,464,988      2,154,732
                                                     --------------------------------------------------------
                           Total expenses                873,288      1,252,665      1,464,988      2,154,732
                                                     --------------------------------------------------------

Operating Loss                                          (364,585)      (481,665)      (603,850)      (676,525)
                                                     --------------------------------------------------------

Non-Operating Income (Expense)
    Interest expense                                     (61,003)      (119,360)      (113,527)      (221,785)
    Interest income                                       26,754         24,684         51,423         35,995
                                                     --------------------------------------------------------
                                                         (34,249)       (94,676)       (62,104)      (185,790)
                                                     --------------------------------------------------------


Loss Before Income Taxes                                (398,834)      (576,341)      (665,954)      (862,315)
                                                     --------------------------------------------------------

Income Tax Expense                                            --             --             --             --
                                                     --------------------------------------------------------

Net Loss                                             $  (398,834)   $  (576,341)   $  (665,954)   $  (862,315)
                                                     --------------------------------------------------------

Net Loss Per Common Share                            $     (0.10)   $     (0.09)   $     (0.17)   $     (0.16)
                                                     --------------------------------------------------------

Weighted Average Common Shares Outstanding             3,904,999      6,761,554      3,904,999      5,347,364
                                                     --------------------------------------------------------


         See accompanying notes to consolidated financial statements

JUST LIKE HOME, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW


                                                                    SIX MONTHS ENDED
                                                                         JUNE 30,
                                                                    1996           1997
                                                                    ----           ----
                                                                --------------------------
Cash Flows from Operating Activities:                           $  (338,291)   $(1,068,150)
                                                                --------------------------

Cash Flows from Investing Activities:
         Acquisitions of property and equipment                  (3,212,699)      (486,172)
         Loans to related parties                                   (26,012)            --
         Repayments of related-party loans                           23,110             --
         Payments made organization costs and intangible cost      (458,724)       (31,273)
         Payments for other assets                                  (96,479)            --
         Purchase of certificate of deposit                        (800,000)            --
         Proceeds from certificate of deposit                       775,000             --
         Deposits into restricted cash accounts                      (1,347)            --
                                                                --------------------------
         Net cash used in investing activities                   (3,797,151)      (517,445)
                                                                --------------------------

Cash Flows from Financing Activities:
         Proceeds from mortgages and notes payable                2,500,418      1,165,808
         Repayment of mortgages and notes payable                   (65,255)      (788,872)
         Borrowings from related parties                                 --        225,883
         Repayment of related-party loans                            (4,166)            --
         Issuance of common stock                                                1,510,000
         Issuance of common stock per merger                             --             --
         Collection of stock subscriptions receivable-merger             --         35,750
                                                                --------------------------
         Net cash provided by financing activities                2,430,997      2,148,569
                                                                --------------------------

         Net increase (decrease) in cash                         (1,704,445)       562,974

         Cash, beginning of period                                1,847,974      1,026,937
                                                                --------------------------

         Cash, end of period                                    $   143,529    $ 1,589,911
                                                                ==========================


         See accompanying notes to consolidated financial statements.

Just Like Home, Inc. and Subsidiaries
Notes to Consolidated Condensed Financial Statements
June 30, 1997
(Unaudited)


Note 1 - Basis of Presentation

Just Like Home, Inc. and Subsidiaries (the Company) have not changed their accounting and reporting policies from those stated in the 1996 annual report. These unaudited interim consolidated condensed financial statements should be read in conjunction with the audited financial statements and related disclosures included in the Companys annual report on Form 10-KSB for the year ended December 31, 1996, and also the restated audited financial statements and footnotes included in the Companys 8-K filing dated April 14, 1997, and amended June 23, 1997. The June 30, 1996 financial statements have been restated to give retroactive effect to the pooling-of-interests business combination with Community Assisted Living Centers, Inc. (Community).

In the opinion of the management of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Companys financial position, results of operations and cash flows for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Note 2 - Net Loss Per Common Share

Primary net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during each period. Common stock equivalents are not included in the calculation as their impact would be anti-dilutive.

Note 3 - Business Combination

On April 10, 1997, Community was merged into the Company. At December 31, 1996 Community had approximately $913,000 in assets and approximately $9,000 in liabilities. This business combination was accounted for as a pooling of interests.

For the six months ended June 30, 1996 the Company reported $861,138 of revenues and a net loss of ($665,954). Community was not in operation during this same period. In 1997, prior to consummation of the business combination with the Company, Community recorded $12,990 of revenue and a net loss of ($132,246).

Note 4 - Future Accounting Requirements

Comprehensive Income: In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, Reporting of Comprehensive Income, which established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of financial statements. This statement also requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

This statement is effective for fiscal years beginning after December 15, 1997. Earlier application is permitted. Reclassification of financial statements for earlier periods provided for comparative purposes is required. Management does not believe that adoption of SFAS No. 130 will have a material impact on the Companys financial statements.

Disclosures About Segments of an Enterprise: In June 1997, the financial Accounting Standards Board also issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. This statement also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement requires the reporting of financial and descriptive information about an enterprises reportable operating segments.

This statement is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. The Company has not yet determined the impact adoption of SFAS No. 131 will have on its financial statements.


Note 5 - Subsequent Events and Liquidity

Private Placement: On March 27, 1997, the Company issued a private placement memorandum offering up to 2,500,000 shares of its common stock at a purchase price of $1.00 per share. The Company will use the proceeds of the offering to pay certain existing liabilities of the Company, to pay anticipated and future operating expenses, to fund development and start-up costs, and for general corporate purposes. The private placement closed on April 10, 1997, and the Company received approximately $1,510,000 in proceeds.

REIT Financing: The Company entered into an agreement on April 30, 1997, with Health Care REIT, Inc., a real estate investment trust (the REIT), for up to $41,800,000 in operating lease financings for assisted living facilities. The initial financing was completed on July 18, 1997, and involved the sale-leaseback of four assisted living facilities owned by the Company for an aggregate sale price of $2,700,000.

Going Concern: The Company has experienced recurring losses and at December 31, 1996 had limited resources. On April 10, 1997, the management of Community (New Management) took effective control of the Company. In addition to the events described above, New Management has plans to dispose of the property held for sale at its carrying value, sell certain operating assets to an assisted-living facility real estate investment trust and lease them back, significantly improve operating results at facilities owned by the Foundation and utilize Communitys existing resources. Current projections and plans indicate that the Company will have sufficient resources to continue as a going concern.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONDITIONS AND RESULTS OF OPERATIONS.

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

OVERVIEW

         The historical financial statements represent the consolidated results of operations and financial condition of Just Like Home, Inc. and its subsidiaries (JHL or the Company). On April 10, 1997, Community Assisted Living Centers, Inc. (Community) merged into a newly formed subsidiary of the Company. All financial information reflects the combined operations of JLH and Community since January 1, 1997.

         The following table sets forth the number of facilities owned or managed and the total beds and occupancy as of the end of each of the periods presented.

                                                               December 31,           June 31,
                                                              --------------          --------
                                                              1995      1996            1997
                                                              ----      ----            ----
Facilities owned.................................................2         6               6
Facilities managed...............................................3         3               3
Total beds.....................................................100       184             184
Occupancy percentage at end of period........................97.0%      81.0%           84.7%




----------------

Revenues

Six Months
Revenues for the six month period ended June 30, 1997 increased by 72% from approximately $861,000 in 1996 to approximately $1,478,000 in 1997. Resident fees increased due to the inclusion of newly acquired and constructed facilities adding 84 additional rental units. Resident fee income increased 75% from $ 500,000 in 1996 to $873,000 in 1997. Management and Consulting Fees increased 32% from $291,000 in 1996 to $383,000 in 1997 due to the increased revenues from Project Market Decisions, Inc. In addition, Just Like Family, the Company's companion care service, reflected revenues of $3,000 during its start up phase and posted revenues of $156,000 in 1997.

Three Months
Revenues for the three month period ended June 30, 1997 increased by 52% from approximately $509,000 in 1996 to approximately $771,000 in 1997. The same factors affecting the six-month revenues combine to affect the second quarter mostly due to the timing of the acquisitions and start up operations.

Operating, Selling, General and Administrative Expenses

Six Months
Operating and other expenses for the six month period ended June 30, 1997 increased by 47% from approximately $1,465,000 in 1996 to approximately $2,155,000 in 1997 primarily due to start up costs of the two newly constructed facilities and the acquisition of Charis Place, the start up of the companion care services, and the merger of Community. The acquisition of Community resulted in overlapping management and home office expenses. Management's efforts to eliminate duplicative costs and to realize other savings from the combination of the Company and Community were not reflected in the second quarter results.

Three Months
Operating and other expenses for the three month period ended June 30, 1997 increased by 43% from approximately $873,000 in 1996 to approximately $1,253,000 in 1997. The same factors effecting the six-month Expenses combine to impact the third quarter.

Interest Expense

Six Months
Interest expense for the six month period ended June 30, 1997 increased from approximately $114,000 in 1996 to approximately $222,000 in 1997 due to the inclusion of the Charis Place, Inc. acquisition with its associated debt and the opening of two additional facilities with their associated debt. Also, the Company incurred debt for working capital totaling $850,000 during late 1996.

Three Months
Interest expense for the three month period ended June 30, 1997 increased from approximately $61,000 in 1996 to approximately $119,000 in 1997. The same factors effecting the six-month Interest Expense combine to affect the second quarter.

Loss Before Income Taxes

As a result of the above, the Company incurred a loss before taxes of approximately ($862,000) for the 1997 period as compared to a loss of approximately ($666,000) for the 1996 period.



Liquidity and Capital Resources

For the six months ended June 30, 1997 the Company sustained a loss of approximately $862,000. This resulted primarily from the Company not having a sufficient number of facilities in operation to generate necessary income to cover home office overhead costs and the carrying costs associated with non-income producing properties. The Company's merger with Community has resolved the immediate short-term cash requirements of the Company. Additionally, simultaneous with the closing of the merger, the Company closed a private placement of 1,510,000 shares of its Common Stock at a purchase price of $1.00 per share, for an aggregate purchase price of $1,510,000. The Company also is offering for sale two parcels of land acquired in the last two years for future assisted living facility developments. These parcels are of a size or in a location that is not consistent with the Company's current plans to focus on smaller facilities in more rural communities. The Company is obligated to apply all of the net proceeds of these sales to the reduction of certain indebtedness of the Company. Therefore, these transactions will not directly provide additional working capital, but they should reduce the debt burden of the Company

         The Company entered into an agreement on April 30, 1997, with Health Care REIT, Inc., a real estate investment trust (the "REIT"), for up to $41,800,000 in sale-leaseback financings for assisted living facilities. The initial financing was completed on July 18, 1997, and involved the sale-leaseback of four assisted living facilities owned by the Company for an aggregate sale price of $2,700,000. By transferring ownership of the company's assisted living facilities to the REIT, the Company will free up capital in existing facilities that can be used to help roll-out new facilities and will reduce the amount of capital needed by the Company for future growth. Each phase of the REIT financing is subject to numerous conditions, including satisfaction of certain financial coverage tests by the Company. The initial REIT financing provided the Company with approximately $1,000,000 ($750,000 from REIT proceeds and $250,000 of certificate of deposit held as collateral by mortgage lender) in additional working capital after the payment of certain long-term and short-term indebtedness related to the four facilities sold to the REIT, which the Company intends to use to fund start-up losses associated with opening new facilities. Financing of a fifth existing facility for a sale price of $1,300,000 is currently in process. It is expected that an additional $750,000 of working capital will be provided from the sale of this facility. This initial phase of the REIT financing project will replace approximately $3,538,000 of fixed assets and $2,414,000 of debt with $1,750,000 of working capital.

         The remaining $37,800,000 of REIT funding will be available, subject to continuing satisfaction of the various financial and other covenants in the agreement, to fund up to 21 assisted living facilities in the eastern United States over a three-year period. The financing commitment expires on May 1, 2000. Currently, three development projects and one acquisition project are being analyzed by the REIT.

         As of June 30, 1997, the Company had working capital of approximately $1,089,000. Operating losses are expected to continue to occur until sufficient facilities are in operation. It is anticipated that these losses will be funded by existing working capital and the sale-leaseback of existing buildings. The primary cash needs of the Company relate to start-up costs associated with opening new facilities, projected operating losses for those facilities until they reach a stabilized occupancy and certain corporate office expense until all facilities are generating sufficient cash flow to cover those expenses.

         The Company has recently acquired three sites for new facilities and has several other sites under contract. The Company expects to finance at least one of these existing sites through a sale-leaseback financing with a private investor, and presently intends to finance any additional sites under the REIT financing commitment. The rate at which the Company can develop these sites and future sites will be directly affected by the continuing availability of the REIT financing and the Company's ability to generate or raise the cash necessary to finance the anticipated start-up costs associated with opening new facilities.

         These development plans are part of the Company's development program that will include construction of additional assisted living facilities which, when matched with appropriate debt funding, are ultimately expected to generate incremental operating cash flows sufficient to fund operations. Construction of the first of these facilities began on August 4, 1997 and is expected to be completed during February, 1998. The Company anticipates construction on these additional sites by October 1997.

         If the Company is unable to develop its various projects in a timely manner, it will be required to modify or curtail its expansion plans, which could have a material adverse effect on the Company's ability to continue its operations.

The Company's common stock is traded on NASDAQ and listed under the symbol
"JLHC".




PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS
         None.

ITEM 2. CHANGE IN SECURITIES
         None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None

ITEM 5. OTHER INFORMATION
         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

            (a)  Exhibits.
                    The following exhibit is filed with this Form 10-QSB:
                    27.1 Financial Data Schedule (for SEC use only).

            (b)  Reports on Form 8-K:
                    Form 8-K dated April 10, 1997, reporting merger with Community Assisted Living Centers, Inc. as amended by report dated June 23, 1997, reporting Financial Statements of Business Acquired and Pro Forma Financial Information.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: August 14, 1997                        Just Like Home, Inc.






                                             /s/  (John F. Robenalt)
                                             -----------------------------------
                                             Chief Executive Officer







                                             /s/  (Michael W. Monahan)
                                             -----------------------------------
                                             Chief Financial Officer