Form 10QSB
period 1997-09-30
JUST LIKE HOME INC
filed 1997-11-14
CIK 934380

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

 X       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and
---      Exchange Act of 1934
For the period ended September 30, 1997, or

         Transition Report pursuant to Section 13 or 15(d) of the Securities
---      Exchange Act of 1934
For the transition period from _____________ to ________________.

COMMISSION FILE NUMBER     0-25908
                      -----------------

                              JUST LIKE HOME, INC.
             (Exact name of registrant as specified in its charter)

                  FLORIDA                                 65-0568234
      (State or other Jurisdiction                        (I.R.S. Employer
    of Incorporation or Organization)                     Identification No.)

    3647 CORTEZ ROAD WEST                                 34210-3106
      BRADENTON, FLORIDA                                  (Zip Code)
    (Address of Principal Executive Offices)

    REGISTRANT'S TELEPHONE NUMBER AND AREA CODE:          941-756-2555

    2440 TAMIAMI TRAIL NORTH                              34275
        NOKOMIS, FLORIDA                                  (Former Zip Code)
    (Former Address of Principal Executive Offices)

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

As of September 30, 1997, there were outstanding 7,073,711 shares of Just Like Home, Inc. Common Stock, par value $.001.

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                      CONSOLIDATED CONDENSED BALANCE SHEET
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)


                                     ASSETS

Current Assets:
      Cash and cash equivalents                                     $   641,432
      Restricted cash                                                   614,444
      Accounts receivable - trade                                        49,804
      Due from related parties                                          241,696
      Construction Work in Process                                      751,800
      Other current assets                                              167,942
                                                                    -----------
         Total current assets                                         2,467,118
                                                                    -----------

Property and equipment, net                                           2,285,564
Property held for sale                                                1,521,608
Intangible assets, net                                                  562,521
Other Assets                                                             17,963
                                                                    -----------
                                                                      4,387,656
                                                                    -----------

Total Assets                                                        $ 6,854,774
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
      Accounts payable                                              $   312,355
      Accrued interest                                                   11,820
      Accrued compensation                                               87,665
      Current portion of long-term debt                               1,127,500
      Other current liabilities                                         105,027
                                                                    -----------
         Total current liabilities                                    1,644,367
                                                                    -----------

Long-term debt                                                        1,686,084
Note payable to related party                                           478,306
                                                                    -----------
                                                                      2,164,390
                                                                    -----------

         Total liabilities                                            3,808,757
                                                                    -----------

Common Stock and Options Subject to Put Options                         432,002
                                                                    -----------

Stockholders' Equity
      Preferred stock, $.01 par value; 2,000,000 shares
       authorized; none issued and outstanding                                0
      Common stock, $.001 par value; 13,000,000 shares
       authorized; 7,073,711 shares issued and outstanding                7,073
      Additional paid-in capital                                      8,717,748
      Accumulated deficit                                            (6,110,806)
                                                                    -----------
         Total stockholders' equity                                   2,614,015
                                                                    -----------

Total Liabilities and Stockholders' Equity                          $ 6,854,774
                                                                    ===========


          See accompanying notes to consolidated financial statements

JUST LIKE HOME, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS


                                                  THREE MONTHS ENDED            NINE MONTHS ENDED
                                                     SEPTEMBER 30,                SEPTEMBER 30,
                                                 1996           1997           1996           1997
                                                 ----           ----           ----           ----
Revenue:
    Resident fees                            $   320,860    $   434,585    $   818,196    $ 1,307,934
    Companion care fees                           15,880         93,809         18,415        249,561
    Consulting fees                              143,772             --        384,459        336,148
    Management Fees                               25,185         20,884         75,885         67,924
    Other income                                  61,756         27,562        131,637         93,480
                                             ---------------------------------------------------------
                           Total revenue         567,453        576,840      1,428,592      2,055,047
                                             ---------------------------------------------------------

Expenses:
    General and administration                   481,947        436,067      1,252,763      1,350,310
    Resident care expenses                       237,184        419,514        544,053      1,039,908
    Companion care                                52,267        114,898         96,094        307,740
    Consulting expenses                          120,101        102,651        370,190        391,792
    Depreciation and amortization                 70,818         52,987        159,238        202,379
                                             ---------------------------------------------------------
                           Total expenses        962,317      1,126,117      2,422,338      3,292,129
                                             ---------------------------------------------------------

Operating Loss                                  (394,864)      (549,277)      (993,746)    (1,237,082)
                                             ---------------------------------------------------------

Non-Operating Income (Expense)
    Interest expense                             (89,259)       (97,125)      (207,752)      (318,910)
    Interest income                               13,015         34,390         64,438         70,385
                                             ---------------------------------------------------------
                                                 (76,244)       (62,735)      (143,314)      (248,525)
                                             ---------------------------------------------------------


Loss Before Income Taxes                        (471,108)      (612,012)    (1,137,060)    (1,485,607)
                                             ---------------------------------------------------------

Income Tax Expense                                    --             --             --             --
                                             ---------------------------------------------------------

Net Loss                                     $  (471,108)   $  (612,012)   $(1,137,060)   $(1,485,607)
                                             =========================================================

Net Loss Per Common Share                    $     (0.12)   $     (0.09)   $     (0.29)   $     (0.25)
                                             =========================================================

Weighted Average Common Shares Outstanding     3,921,627      7,073,711      3,910,582      5,929,137
                                             =========================================================


           See accompanying notes to consolidated financial statements

JUST LIKE HOME, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW


                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                                1996           1997
                                                                ----           ----
Cash Flows used in Operating Activities:                    $  (535,596)   $  (572,907)
                                                            -----------    -----------

Cash Flows from Investing Activities:
    Proceeds from sale of assets                                     --        978,009
    Acquisitions of property and equipment                   (3,559,418)       (64,967)
    Costs of property held for sale                                  --     (1,521,608)
    Loans to related parties                                    (26,012)            --
    Repayments of related-party loans                            23,168             --
    Payments made organization costs and intangible costs      (458,724)      (186,371)
    Payments for other assets                                   (96,479)        66,677
    Purchase of certificate of deposit                         (800,000)            --
    Proceeds from certificate of deposit                      1,150,000             --
    Deposits into restricted cash accounts                       (2,016)      (281,782)
                                                            -----------    -----------
    Net cash used in investing activities                    (3,769,481)    (1,010,042)
                                                            -----------    -----------

Cash Flows from Financing Activities:
    Proceeds from mortgages and notes payable                 2,900,510             --
    Repayment of mortgages and notes payable                    (73,419)      (256,815)
    Borrowings from related parties                                  --        (91,490)
    Repayment of related-party loans                             (4,166)            --
    Issuance of common stock                                                 1,545,749
                                                            -----------    -----------
    Net cash provided by financing activities                 2,822,925      1,197,444
                                                            -----------    -----------

    Net  (decrease) in cash                                  (1,482,152)      (385,505)

    Cash, beginning of period                                 1,847,974      1,026,937
                                                            -----------    -----------

    Cash, end of period                                     $   365,822    $   641,432
                                                            ===========    ===========

In 1996 the Company issued 40,351 shares of common stock, valued at $460,000 in connection with the acquisition of Charis Place, Inc.



           See accompanying notes to consolidated financial statements

JUST LIKE HOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 1997
(UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

Just Like Home, Inc. and Subsidiaries (the "Company") have not changed their accounting and reporting policies from those stated in the 1996 annual report. These unaudited interim consolidated condensed financial statements should be read in conjunction with the audited financial statements and related disclosures included in the Company's annual report on Form 10-KSB for the year ended December 31, 1996, and also the restated audited financial statements and footnotes included in the Company's 8-K filing dated April 14, 1997, and amended June 23, 1997.

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

NOTE 3 - BUSINESS COMBINATION

On April 10, 1997, Community Assisted Living Centers, Inc. (Community) was merged into the Company. At December 31, 1996 Community had approximately $913,000 in assets and approximately $9,000 in liabilities. This business combination was accounted for as a pooling of interests.

For the nine months ended September 30, 1996 the Company reported $861,138 of revenues and a net loss of ($665,954). Community was not in operation for this entire period. In 1997, prior to consummation of the business combination with the Company, Community recorded $12,990 of revenue and a net loss of ($132,246).

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

This statement is effective for fiscal years beginning after December 15, 1997. Earlier application is permitted. Reclassification of financial statements for earlier periods provided for a comparative purpose is required. Management does not believe that adoption of SFAS No. 130 will have a material impact on the Company's financial statements.

Disclosures About Segments of an Enterprise: In June 1997, the Financial Accounting Standards Board also issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. This statement also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement requires the reporting of financial and descriptive information about an enterprise's reportable operating segments.

This statement is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. The Company has not yet determined the impact adoption of SFAS No. 131 will have on its financial statements.


NOTE 5 - SUBSEQUENT EVENTS AND LIQUIDITY

Private Placement: On March 27, 1997, the Company issued a private placement memorandum offering up to 2,500,000 shares of its common stock at a purchase price of $1.00 per share. The Company has been using the proceeds of the offering to pay certain then existing liabilities of the Company, to pay operating expenses, to fund development and start-up costs, and for general corporate purposes. The private placement closed on April 10, 1997, and the Company received approximately $1,510,000 in proceeds.

REIT Financing: The Company entered into an agreement on April 30, 1997, with Health Care REIT, Inc., a real estate investment trust (the "REIT"), for up to $41,800,000 in operating lease financings for assisted living facilities. The initial financing was completed on July 18, 1997, and involved the sale-leaseback of four assisted living facilities owned by the Company for an aggregate sale price of $2,700,000.

Going Concern: The Company has experienced recurring losses and at December 31, 1996 had limited resources. On April 10, 1997, the management of Community ("New Management") took effective control of the Company. In addition to the events described above, New Management plans to dispose of the property held for sale at its carrying value, sell certain operating assets to an assisted-living facility real estate investment trust and lease them back, and improve operating results at facilities managed by the Company. Current projections and plans indicate that the Company will have sufficient resources to continue as a going concern.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONDITIONS AND RESULTS OF OPERATIONS.

OVERVIEW

         The historical financial statements represent the consolidated results of operations and financial condition of Just Like Home, Inc. and its subsidiaries (JLH or the Company). On April 10, 1997, Community Assisted Living Centers, Inc. (Community) merged into a newly formed subsidiary of the Company. All financial information reflects the combined operations of JLH and Community since January 1, 1997.

         The following table sets forth the number of facilities owned or managed and the total beds and occupancy as of the end of each of the periods presented.

                                                               December 31,      September 30,
                                                              --------------     -------------
                                                              1995      1996          1997
                                                              ----      ----          ----
Facilities owned..........................................       2         6             2
Facilities leased(1)......................................       0         0             4
Facilities managed........................................       3         3             3
Total beds................................................     100       184           184
Occupancy percentage at end of period.....................    97.0%     81.0%         75.0%

(1) On July 18, 1997 the Company sold 4 facilities to Health Care REIT, Inc. and simultaneously leased the properties back under a 10 year lease agreement.

----------------

Revenues

Nine Months

Total revenues for the nine-month period ended September 30, 1997 increased by 44% from approximately $1,429,000 in 1996 to approximately $2,055,000 in 1997. Resident fee income increased 60% from $818,000 in 1996 to $1,308,000 in 1997 due to the acquisition of Charis Place in March 1996 and two newly constructed facilities completed in July and December of 1996. Consulting Fees decreased from $384,000 in 1996 to $336,000 in 1997 due to the sale of Project Market Decisions, Inc. effective July 1, 1997. In addition, Just Like Family, Inc., the Company's companion care service subsidiary, reflected revenues of $18,000 during its start up phase in 1996 and posted revenues of $250,000 in 1997.

Three Months

Total revenues for the three-month period ended September 30, 1997 increased slightly from approximately $567,000 in 1996 to approximately $577,000 in 1997. This change was due primarily to the increased companion care revenues of $78,000, additional assisted living facilities revenues of $114,000 and was offset by the reduction of consulting revenues which were $144,000 in 1996 and $0 in 1997. Other Income includes $76,000 of gain from the sale of Project Market Decisions, Inc. in 1997.

Expenses

Nine Months

Total expenses for the nine-month period ended September 30, 1997 increased by 36%, from approximately $2,422,000 in 1996, to approximately $3,292,000 in 1997. Assisted living operating expenses increased from $544,000 in 1996 to $1,040,000 in 1997 due to newly acquired and constructed facilities. Companion care costs increased from $96,000 in 1996 to $308,000 in 1997 due to increased volume and the start up of new geographic areas. General and administrative expenses were up from $1,253,000 in 1996 to $1,350,000 in 1997. This increase was caused by several factors, including bad debt allowances totaling $98,000 against receivables from the National Foundation on Gerontology and a franchisee, and $95,000 additional costs involved with settlement of outstanding contractual obligations.

Three Months

Total expenses for the three-month period ended September 30, 1997 increased by 17%, from approximately $962,000 in 1996 to approximately $1,126,000 in 1997. Operational expenses of the assisted living facilities increased from $237,000 in 1996, to $420,000 in 1997 attributable primarily to acquired and newly constructed facilities. Companion care expenses increased from $52,000 in 1996 to $115,000 in 1997 due to increased volume and the start up of new market areas. General and administrative expenses were down from $482,000 in 1996 to $436,000 in 1997.

Interest Expense

Nine Months

Interest expense for the nine-month period ended September 30, 1997 increased from approximately $208,000 in 1996 to approximately $319,000 in 1997 due to the inclusion of the Charis Place, Inc. acquisition with its associated debt and the opening of two additional facilities with their associated debt. Also, the company incurred debt for working capital totaling $850,000 during late 1996.

Three Months

Interest expense for the nine-month period ended September 30, 1997 increased from approximately $89,000 in 1996 to approximately $97,000 in 1997. The same factors effecting the six-month Interest Expense combine to affect the second quarter.

Loss Before Income Taxes

As a result of the above, the Company incurred a loss before taxes of approximately ($1,486,000) for the 1997 period as compared to a loss of approximately ($1,137,000) for the 1996 period.


LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 1997 the Company sustained a loss of approximately $1,486,000. This resulted primarily from the Company not having a sufficient number of facilities in operation to generate necessary income to cover home office overhead costs and the carrying costs associated with non-income producing properties. The Company's merger with Community resolved the immediate short-term cash requirements of the Company. Additionally, simultaneously with the closing of the merger, the Company closed a private placement of 1,510,000 shares of its Common Stock at a purchase price of $1.00 per share, for an aggregate purchase price of $1,510,000. The Company also is offering for sale two parcels of land that are not consistent with the Company's current plans to focus on smaller facilities in more rural communities. The Company is obligated to apply all of the net proceeds of these sales to the reduction of certain indebtedness of the Company. Therefore, these transactions, if completed, will not directly provide additional working capital, but they should reduce the debt burden of the Company and the corresponding interest expense. In addition, effective July 1, 1997 the Company sold the operations of its subsidiary, Project Market Decisions. Management had determined that this consulting business did not directly add to the renewed focus on development and operation of assisted living facilities. The operations were sold for $175,000 of which the Company received $125,000 in cash and the remainder in a 2 year note receivable.

The Company entered into an agreement on April 30, 1997, with Health Care REIT, Inc., a real estate investment trust (the "REIT"), for up to $41,800,000 of financing for assisted living facilities. The initial financing was completed on July 18, 1997, and involved the sale-leaseback of four assisted living facilities owned by the Company for an aggregate sale price of $2,700,000. Each phase of the REIT financing is subject to numerous conditions, including satisfaction of certain financial coverage tests by the Company. The initial REIT financing provided the Company with approximately $1,000,000 ($750,000 from REIT proceeds and the release of a $250,000 of certificate of deposit held as collateral by the mortgage lender) in additional working capital after the payment of certain long-term and short-term indebtedness related to the four facilities sold to the REIT. Financing of a fifth existing facility for a sale price of $1,300,000 is currently in process. This financing has been delayed due to certain environmental contamination of groundwater caused by conditions at an adjoining property. The Company believes, after consultation with counsel, that it has no liability for the groundwater contamination or the costs of remediation. The Company anticipates that the REIT sale-leaseback financing of this facility will proceed as soon as the adjoining landowner, with the assistance of the Company, obtains a commitment from the State funding program for the necessary clean-up. The Company anticipates that an additional $750,000 in working capital will be provided from the sale of this facility.

The ultimate financial success of the Company will depend largely upon its ability to develop or acquire a sufficient number of assisted living facilities to cover the operating expenses of these facilities and to cover the home office expenses of the Company. To that end, the Company commenced construction of a new 42-unit facility on August 4, 1997, and expects to complete that facility in February 1998, on schedule and within budget (approximately $2,100,000). The Company has acquired the sites and related permits and approvals for three additional facilities (42-52 units each). The Company anticipates that construction of these facilities will commence in November, 1997 and January 1998. The REIT has issued commitment letters for the financing of all three of these properties, with closings scheduled for November 1997 for two of the new projects.

The remaining $30,700,000 of REIT funding will be available, subject to continuing satisfaction of the various financial and other covenants in the agreement, to fund approximately 15 assisted living facilities in the eastern United States. The financing commitment expires on May 1, 2000.

As of September 30, 1997, the Company had working capital of approximately $823,000. Operating losses are expected to continue to occur until additional facilities are in operation. It is anticipated that existing working capital and the sale-leaseback of an existing building will fund these losses. The primary cash needs of the Company relate to start-up costs associated with constructing and opening new facilities, projected operating losses for those facilities until they reach a stabilized occupancy and certain corporate office expense until all facilities are generating sufficient cash flow to cover those expenses.

The rate at which the Company can develop these sites and future sites will be directly affected by the continuing availability of the REIT financing and the Company's ability to generate or raise the cash necessary to finance the anticipated start-up costs associated with opening new facilities. Among the financial covenants that must be satisfied by the Company prior to any future construction financings with the REIT are requirements that the Company fund cash reserves to cover customary start-up operating losses of the new facility, obtain a letter of credit amounting to 5% of the development cost, and meet certain financial covenants specified in the REIT lease agreement. If the Company is unable to raise additional capital, it is unlikely to be able to satisfy these conditions in the foreseeable future, and thus would be unable to utilize the financing available from the REIT. Accordingly, the Company anticipates that it will seek additional equity capital in the next six months in a private placement transaction or from a strategic partner. There can be no assurances that the Company will be able to complete an equity financing.


If the Company is unable to develop its various projects in a timely manner, it will be required to modify or curtail its expansion plans, which would have a material adverse effect on the Company's ability to continue its operations.

The Company's common stock is traded on NASDAQ and listed under the symbol
"JLHC".

FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

This Form 10-QSB contains forward-looking statements that involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially from those indicated by the forward-looking statement are the ability of the Company to raise additional equity capital to fund financing and start up costs associated with opening new facilities, continued compliance with the financial covenants in the REIT financing commitment described above, the ability of the Company to attain and maintain high rates of occupancy in its existing and planned facilities, and the Company's ability to control expense levels at its existing and planned facilities, and the other risks detailed in the Company's reports and registration statements filed with the Securities and Exchange Commission.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
               None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
               None

ITEM 5.  OTHER INFORMATION
               None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
               (a)  Exhibits.

                        The following exhibit is filed with this Form 10-QSB:
                        10.1 Lease Agreement between Health Care REIT, Inc. and
                             and JLH Series I, Inc. dated July 18, 1997.
                        10.2 Merger Agreement dated February 14, 1997, among the
                             Company, JLH Acquisition Corporation and Community Assisted Living Centers, Inc.
                        27.1 Financial Data Schedule (for SEC use only).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: November 14, 1997            Just Like Home, Inc.




                                   (John F. Robenalt)
                                   ---------------------------------------------
                                   Chief Executive Officer







                                   (Michael W. Monahan)
                                   ---------------------------------------------
                                   Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)