Form 10QSB/A
period 1997-09-30
JUST LIKE HOME INC
filed 1998-04-29
CIK 934380

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-QSB/A

                                AMENDMENT NO. 1
(Mark One)

 /X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the period ended September 30, 1997, or

 / / Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                     to                      .
                               -------------------   ----------------------

COMMISSION FILE NUMBER    0-25908
                       ------------------


                              JUST LIKE HOME, INC.
             (Exact name of registrant as specified in its charter)

          FLORIDA                                        65-0568234
(State or other Jurisdiction                          (I.R.S. Employer
of Incorporation or Organization)                    Identification No.)

     3647 CORTEZ ROAD WEST                                 34210-3106
       BRADENTON, FLORIDA                                  (Zip Code)
(Address of Principal Executive Offices)

REGISTRANT'S TELEPHONE NUMBER AND AREA CODE:             941-756-2555

        2440 TAMIAMI TRAIL NORTH                              34275
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

ITEM 1.     FINANCIAL STATEMENTS

                    JUST LIKE HOME, INC. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEET
                             SEPTEMBER 30, 1997
                                 (UNAUDITED)




                                  ASSETS
 Current Assets:
     Cash and cash equivalents                      $    641,432
     Restricted cash                                     614,444
     Accounts receivable - trade                          49,804
     Due from related parties                            241,696
     Construction Work in Process                        751,800
     Other current assets                                167,942
                                                    ------------
          Total current assets                         2,467,118
                                                    ------------

Property and equipment, net                            2,285,564
Property held for sale                                 1,521,608
Intangible assets, net                                 1,166,301
Other Assets                                              17,963
                                                    ------------
                                                       4,991,436
                                                    ------------

Total Assets                                        $  7,458,554
                                                    ============

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                               $    312,355
     Accrued interest                                     11,820
     Accrued compensation                                 87,665
     Current portion of long-term debt                 1,127,500
     Other current liabilities                           105,027
                                                    ------------
          Total current liabilities                    1,644,367
                                                    ------------

Long-term debt                                         1,686,084
Note payable to related party                            478,306
                                                    ------------
                                                       2,164,390
                                                    ------------

          Total liabilities                            3,808,757
                                                    ------------

Common Stock and Options Subject to Put Options          868,282
                                                    ------------

Stockholders' Equity
     Preferred stock, $.01 par value; 2,000,000 shares
        authorized; none issued and outstanding                0
     Common stock, $.001 par value; 13,000,000 shares
        authorized; 7,073,711 shares issued
        and outstanding                                    6,858
     Additional paid-in capital                        8,869,645
     Accumulated deficit                              (6,094,988)
                                                    ------------
          Total stockholders' equity                   2,781,515
                                                    ------------

Total Liabilities and Stockholders' Equity          $  7,458,554
                                                    ============


     See accompanying notes to consolidated financial statements

                    JUST LIKE HOME, INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS


                                                        THREE MONTHS ENDED         NINE MONTHS ENDED
                                                            SEPTEMBER 30,              SEPTEMBER 30,
                                                          1996        1997           1996        1997
                                                          ----        ----           ----        ----
Revenue:
   Resident fees                                      $  320,860  $  434,585    $    818,196   $ 1,307,934
   Companion care fees                                    15,880      93,809          18,415       249,561
   Consulting fees                                       143,772           -         384,459       336,148
   Management Fees                                        25,185      20,884          75,885        67,924
   Other income                                           61,756      27,562         131,637        93,480
                                                      ----------  ----------    ------------   -----------
                                Total revenue            567,453     576,840       1,428,592     2,055,047
                                                      ----------  ----------    ------------   -----------

Expenses:
   General and administration                            481,947     436,067       1,252,763     1,350,310
   Resident care expenses                                237,184     419,514         544,053     1,039,908
   Companion care                                         52,267     114,898          96,094       307,740
   Consulting expenses                                   120,101     102,651         370,190       391,792
   Depreciation and amortization                          70,818     241,262         159,238       322,439
                                                      ----------  ----------    ------------   -----------
                                Total expenses           962,317   1,314,392       2,422,338     3,412,189
                                                      ----------  ----------    ------------   -----------

Operating Loss                                          (394,864)   (737,552)       (993,746)   (1,357,142)
                                                      ----------  ----------    ------------   -----------

Non-Operating Income (Expense)
   Interest expense                                      (89,259)    (97,125)       (207,752)     (318,910)
   Interest income                                        13,015      34,390          64,438       70,385
                                                      ----------  ----------    ------------   -----------
                                                         (76,244)    (62,735)       (143,314)     (248,525)
                                                      ----------  ----------    ------------   -----------

Loss Before Income Taxes                                (471,108)   (800,287)     (1,137,060)   (1,605,667)
                                                      ----------  ----------    ------------   -----------
Income Tax Expense                                             -           -               -            -
                                                      ----------  ----------    ------------   -----------
Net Loss                                              $ (471,108) $ (800,287)   $ (1,137,060)  $(1,605,667)
                                                      ==========  ==========    ============   ===========
Net Loss Per Common Share                             $    (0.12) $    (0.11)   $      (0.29)  $     (0.27)
                                                      ==========  ==========    ============   ===========
Weighted Average Common Shares Outstanding             3,921,627   7,073,711       3,910,582     5,929,137
                                                      ==========  ==========    ============   ===========




   See accompanying notes to consolidated financial statements

                    JUST LIKE HOME, INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW


                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              1996          1997
                                                              ----          ----
Cash Flows used in Operating Activities:                  $   (535,596)  $  (572,907)
                                                          ============   ===========
Cash Flows from Investing Activities:
     Proceeds from sale of assets                                    -       978,009
     Acquisitions of property and equipment                 (3,559,418)      (64,967)
     Costs of property held for sale                                 -    (1,521,608)
     Loans to related parties                                  (26,012)            -
     Repayments of related-party loans                          23,168             -
     Payments made organization costs and intangible cost     (458,724)     (186,371)
     Payments for other assets                                 (96,479)       66,677
     Purchase of certificate of deposit                       (800,000)            -
     Proceeds from certificate of deposit                    1,150,000             -
     Deposits into restricted cash accounts                     (2,016)     (281,782)
                                                          ------------   -----------
     Net cash used in investing activities                  (3,769,481)   (1,010,042)
                                                          ------------   -----------

Cash Flows from Financing Activities:
     Proceeds from mortgages and notes payable               2,900,510             -
     Repayment of mortgages and notes payable                  (73,419)     (256,815)
     Borrowings from related parties                                 -       (91,490)
     Repayment of related-party loans                           (4,166)            -
     Issuance of common stock                                              1,545,749
                                                          ------------   -----------
     Net cash provided by financing activities               2,822,925     1,197,444
                                                          ------------   -----------

     Net (decrease) in cash                                 (1,482,152)     (385,505)

     Cash, beginning of period                               1,847,974     1,026,937
                                                          ------------   -----------
     Cash, end of period                                  $    365,822   $   641,432
                                                          ============   ===========



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

NOTE 3 - BUSINESS COMBINATION

On April 30, 1997, the Company acquired Community Assisted Living Centers, Inc. ("Community") through the issuance of the Company's common stock. The acquisition was accounted for using the purchase method of accounting. The purchase price of $1,646,250 (1,646,250 shares of common stock) was allocated based on estimated fair values at the date of acquisition, which resulted in an excess of purchase price over assets acquired of approximately $867,000. This goodwill is being amortized over a five-year period.

For the nine months ended September 30, 1996 the Company reported $861,138 of revenues and a net loss of ($665,954). Community was not in operation for this entire period. In 1997, prior to consummation of the business combination with the Company, Community recorded $12,990 of revenue and a net loss of ($132,246).

The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and Community as if the acquisition had occurred January 1, 1997. Pro forma results for the same periods in 1996 have not been presented as Community was not in operation for this entire period.

                                                                    3 months ended            9 months ended
                                                                    September 30, 1997        September 30, 1997
                                                                    ------------------        ------------------
    Revenues                                                          $     589,830             $    2,068,037

    Operating Loss                                                    $    (869,798)            $   (1,489,388)

    Net Loss                                                          $    (932,533)            $   (1,737,913)

    Net Loss Per Share                                                $       (0.13)            $        (0.27)


These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the date indicated, or which may result in the future.

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

                                                                  December 31,                 September 30,
                                                            -----------------------            -------------
                                                            1995               1996                 1997
                                                            ----               ----                 ----
Facilities owned  . . . . . . . . . . . . . . . . . . . . .    2                  6                    2
Facilities leased (1) . . . . . . . . . . . . . . . . . . .    0                  0                    4
Facilities managed  . . . . . . . . . . . . . . . . . . . .    3                  3                    3
Total beds  . . . . . . . . . . . . . . . . . . . . . . . .  100                184                  184
Occupancy percentage at end of period . . . . . . . . . . . 97.0%              81.0%                75.0%

------------------

(1) On July 18, 1997 the Company sold 4 facilities to Health Care REIT, Inc. and simultaneously leased the properties back under a 10 year lease agreement.

REVENUES

Nine Months

Total revenues for the nine-month period ended September 30, 1997 increased by 44% from approximately $1,429,000 in 1996 to approximately $2,055,000 in 1997. Resident fee income increased 60% from $818,000 in 1996 to $1,308,000 in 1997 due to the acquisition of Charis Place in March 1996 and two newly constructed facilities completed in July and December of 1996. Consulting Fees decreased from $384,000 in 1996 to $336,000 in 1997 due to the sale of Project Market Decisions, Inc. (PMD) effective July 1, 1997. In addition, Just Like Family, Inc., the Company's companion care service subsidiary, reflected revenues of $18,000 during its start up phase in 1996 and posted revenues of $250,000 in 1997.

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

EXPENSES

Nine Months

Total expenses for the nine-month period ended September 30, 1997 increased by 41%, from approximately $2,422,000 in 1996, to approximately $3,412,000 in 1997. Assisted living operating expenses increased from $544,000 in 1996 to $1,040,000 in 1997 due to newly acquired and constructed facilities. Companion care costs increased from $96,000 in 1996 to $308,000 in 1997 due to increased
volume and the start up of new geographic areas.   General and administrative
expenses were up from $1,253,000 in 1996 to $1,350,000 in 1997. This increase was caused by several factors, including bad debt allowances totaling $98,000 against receivables from the National Foundation on Gerontology and a franchisee, and $95,000 additional costs involved with settlement of outstanding contractual obligations.

Three Months

Total expenses for the three-month period ended September 30, 1997 increased by 37%, from approximately $962,000 in 1996 to approximately $1,314,000 in 1997. Operational expenses of the assisted living facilities increased from $237,000 in 1996, to $420,000 in 1997 attributable primarily to acquired and newly constructed facilities. Companion care expenses increased from $52,000 in 1996 to $115,000 in 1997 due to increased volume and the start up of new market areas. General and administrative expenses were down from $482,000 in 1996 to $436,000 in 1997.

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

LOSS BEFORE INCOME TAXES

As a result of the above, the Company incurred a loss before taxes of approximately ($1,606,000) for the 1997 period as compared to a loss of approximately ($1,137,000) for the 1996 period.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 1997 the Company sustained a loss of approximately $1,606,000. This resulted primarily from the Company not having a sufficient number of facilities in operation to generate necessary income to cover home office overhead costs and the carrying costs associated with non-income producing properties. The Company's merger with Community resolved the immediate short-term cash requirements of the Company. Additionally, simultaneously with the closing of the merger, the Company closed a private placement of 1,510,000 shares of its Common Stock at a purchase price of $1.00 per share, for an aggregate purchase price of $1,510,000. The Company also is offering for sale two parcels of land that are not consistent with the Company's current plans to focus on smaller facilities in more rural communities. The Company is obligated to apply all of the net proceeds of these sales to the reduction of certain indebtedness of the Company.
Therefore, these transactions, if completed, will not directly provide additional working capital, but they should reduce the debt burden of the Company and the corresponding interest expense. In addition, effective July
1, 1997 the Company sold the operations of its subsidiary, Project Market Decisions. Management had determined that this consulting business did not directly add to the renewed focus on development and operation of assisted living facilities. The operations of this subsidiary were sold for $175,000 which consisted of cash of $125,000 and a note receivable of $50,000. The note receivable bears interest at 8% and requires monthly interest payments and quarterly principal payments and is due by July 1, 1999.

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

The ultimate financial success of the Company will depend largely upon its ability to develop or acquire a sufficient number of assisted living facilities to cover the operating expenses of these facilities and to cover the home office expenses of the Company. To that end, the Company commenced construction of a new 42-unit facility on August 4, 1997, and expects to complete that facility in February 1998, on schedule and within budget (approximately $2,100,000). The Company has acquired the sites and related permits and approvals for three additional facilities (42-52 units each). The Company anticipates that construction of these facilities will commence in November, 1997 and January, 1998. The REIT has issued commitment letters for the financing of all three of these properties, with closings scheduled for November 1997 for two of the new projects.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                 None

ITEM 5.    OTHER INFORMATION
                 None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

             (a)    Exhibits.
                    The following exhibit is filed with this Form 10-QSB:

                    10.1 Lease Agreement between Health Care REIT, Inc.
                         and JLH Series I, Inc. dated July 18, 1997.*
                    10.2 Merger Agreement dated February 14, 1997, among
                         the Company, JLH Acquisition Corporation and
                         Community Assisted Living Centers, Inc.*
                    27.1 Financial Data Schedule (for SEC use only).*
              --------------------
              * - Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:    April 24, 1998                 Just Like Home, Inc.




                                        (John F. Robenalt)
                                        ------------------------------
                                        Chief Executive Officer




                                        (Michael W. Monahan)
                                        ------------------------------

                                        Chief Financial Officer (Principal
                                        Accounting Officer and Principal
                                        Financial Officer)