Form 10QSB/A
period 1997-06-30
JUST LIKE HOME INC
filed 1998-04-30
CIK 934380

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                FORM 10-QSB/A

                               AMENDMENT NO. 1

(Mark One)

  /X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

  For the period ended June 30, 1997, or

  / / Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the transition period from                   to              .
                                 -----------------    -------------

COMMISSION FILE NUMBER    0-25908
                       ----------------

                              JUST LIKE HOME, INC.
             (Exact name of registrant as specified in its charter)


                 FLORIDA                                      65-0568234
        (State or other Jurisdiction                      (I.R.S. Employer
      of Incorporation or Organization)                  Identification No.)

           3647 CORTEZ ROAD WEST                             34210-3106
             BRADENTON, FLORIDA                              (Zip Code)
    (Address of Principal Executive Offices)

     REGISTRANT'S TELEPHONE NUMBER AND AREA CODE:         941-756-2555

         2440 TAMIAMI TRAIL NORTH                             34275
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

ITEM 1.     FINANCIAL STATEMENTS

                    JUST LIKE HOME, INC. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEET
                                JUNE 30, 1997
                                 (UNAUDITED)




                              ASSETS
Current Assets:
   Cash and cash equivalents                          $ 1,589,911
   Restricted cash                                        142,588
   Accounts receivable - trade                            245,760
   Due from related parties                               148,671
   Other current assets                                   106,911
                                                      -----------
        Total current assets                            2,233,841
                                                      -----------

Property and equipment, net                             5,023,263
Property held for sale                                  1,622,861
Construction Work in Process                              418,231
Restricted Cash                                           250,000
Intangible assets, net                                  1,307,915
Other Assets                                               26,182
                                                      -----------
                                                        8,648,452
                                                      -----------

Total Assets                                          $10,882,293
                                                      ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                   $   356,157
   Accrued interest                                        65,262
   Accrued compensation                                   101,329
   Current portion of long-term debt                      682,288
   Current portion, notes payable to related party        150,000
   Other current liabilities                               93,131
                                                      -----------
        Total current liabilities                       1,448,167
                                                      -----------

Long-term debt                                          4,584,033
Note payable to related party                             411,288
                                                      -----------
                                                        4,995,321
                                                      -----------

        Total liabilities                               6,443,488
                                                      -----------

Common Stock and Options Subject to Put Options           857,003
                                                      -----------

Stockholders' Equity
   Preferred stock, $.01 par value; 2,000,000 shares
      authorized; none issued and outstanding                   0
   Common stock, $.001 par value; 13,000,000 shares
      authorized; 7,073,711 shares issued
      and outstanding                                       6,858
   Additional paid-in capital                           8,869,645
   Accumulated deficit                                 (5,294,701)
                                                      -----------
        Total stockholders' equity                      3,581,802
                                                      -----------

Total Liabilities and Stockholders' Equity            $10,882,293
                                                      ===========



   See accompanying notes to consolidated financial statements

JUST LIKE HOME, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS


                                                         THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                              JUNE 30,                                JUNE 30,
                                                          1996            1997                 1996            1997
                                                          ----            ----                 ----            ----
 Revenue:
       Resident fees                                   $   322,629     $   452,434         $   499,871         873,350
       Management and consulting fees                      147,160         214,801             291,387         383,188
       Companion care fees                                      --          75,758                  --         155,751
       Other income                                         38,914          22,066              69,880          59,977
                                                       ---------------------------------------------------------------
                                  Total revenue            508,703         765,059             861,138       1,472,266
                                                       ---------------------------------------------------------------
 Expenses:
       Operating                                                           723,852                           1,216,051
       General and administration                          873,288         575,972           1,464,988         830,079
                                                       ---------------------------------------------------------------
                                  Total expenses           873,288       1,299,824           1,464,988       2,046,130
                                                       ---------------------------------------------------------------

 Operating Loss                                           (364,586)       (534,765)           (603,850)       (573,864)
                                                       ---------------------------------------------------------------
 Non-Operating Income (Expense)
       Interest expense                                    (61,003)       (158,037)           (113,527)       (260,462)
       Interest income                                      26,754          17,635              51,423          28,946
                                                       ---------------------------------------------------------------
                                                           (34,249)       (140,402)            (62,104)       (231,516)
                                                       ---------------------------------------------------------------


 Loss Before Income Taxes                                 (398,834)       (675,167)           (665,954)       (805,380)
                                                       ---------------------------------------------------------------
 Income Tax Expense                                             --              --                  --              --

 Net Loss                                              $  (398,834)    $  (675,167)        $  (665,954)    $  (805,380)
                                                       ===============================================================
 Net Loss Per Common Share                             $     (0.10)    $     (0.10)        $     (0.17)    $     (0.15)
                                                       ===============================================================
 Weighted Average Common Shares Outstanding              3,904,999       6,761,554           3,904,999       5,347,364
                                                       ===============================================================





       See accompanying notes to consolidated financial statements

JUST LIKE HOME, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW


                                                                           SIX MONTHS ENDED
                                                                                 JUNE 30,
                                                                        1996                   1997
                                                                        ----                   ----
                                                                     ------------         -------------
Cash Flows from Operating Activities:                                $   (338,291)        $    (742,384)
                                                                     ------------         -------------

Cash Flows from Investing Activities:
      Acquisitions of property and equipment                           (3,212,699)             (547,709)
      Loans to related parties                                            (26,012)                   --
      Repayments of related-party loans                                    23,110                    --
      Payments made goodwill and other intangible costs                  (458,724)             (877,772)
      Payments for other assets                                           (96,479)                   --
      Purchase of certificate of deposit                                 (800,000)             (250,000)
      Proceeds from certificate of deposit                                775,000                56,216
      Deposits into restricted cash accounts                               (1,347)                   --
                                                                     ------------         -------------
      Net cash used in investing activities             `              (3,797,151)           (1,619,265)
                                                                     ------------         -------------

Cash Flows from Financing Activities:
      Proceeds from mortgages and notes payable                         2,500,418             1,165,808
      Repayment of mortgages and notes payable                            (65,255)             (788,872)
      Borrowings from related parties                                          --               225,883
      Repayment of related-party loans                                     (4,166)                   --
      Issuance of common stock-private placement                                              1,510,000
      Issuance of common stock-acquisition                                     --             1,651,605
                                                                     ------------         -------------
      Net cash provided by financing activities                         2,430,997             3,764,424
                                                                     ------------         -------------

      Net increase (decrease) in cash                                  (1,704,445)            1,402,775

      Cash, beginning of period                                         1,847,974               187,135
                                                                     ------------         -------------

      Cash, end of period                                            $    143,529         $   1,589,910
                                                                     ============         =============

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

For the six months ended June 30, 1996 the Company reported $861,000 of revenues and a net loss of ($666,000). Community was not in operation during this same period. In 1997, prior to consummation of the business combination with the Company, Community recorded $13,000 of revenue and a net loss of ($132,000).

The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and Community as if the acquisition had occurred January 1, 1997. Pro forma results for the same periods in 1996 have not been presented as Community was not in operation during the first quarter of 1996.


                                                 3 months ended            6 months ended
                                                  June 30, 1997             June 30, 1997
                                                 --------------            --------------
    Revenues                                    $     763,597                $   1,486,736

    Operating Loss                              $    (577,596)               $    (939,483)

    Net Loss                                    $    (717,998)               $  (1,140,443)

    Net Loss Per Share                          $       (0.10)               $       (0.18)


These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the date indicated, or which may result in the future.

The previously filed financial statements incorrectly reported the business combination as a pooling of interest. This correction resulted in a decrease in revenues of $6,000 and increase in net loss of $99,000 for the three-month period ended June 30, 1997 and a decrease in revenue of $6,000 and a decrease in net loss of $57,000 for the six-month period ended June 30, 1997. Related net loss per common share increased by $0.01 for the three-month period and decreased by $0.01 for the six-month period ended June 30, 1997.

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

REIT Financing: The Company entered into an agreement on April 30, 1997, with HealthCare REIT, Inc., a real estate investment trust (the "REIT"), for up to $41,800,000 in operating lease financings for assisted living facilities. The initial financing was completed on July 18, 1997, and involved the sale-leaseback of four assisted living facilities owned by the Company for an aggregate sale price of $2,700,000.

Going Concern: The Company has experienced recurring losses and at December 31, 1996 had limited resources. On April 10, 1997, the management of Community ("New Management") took effective control of the Company. In addition to the events described above, New Management has plans to dispose of the property held for sale at its carrying value, sell certain operating assets to an assisted-living facility real estate investment trust and lease them back, significantly improve operating results at facilities owned by the Foundation and utilize Community's existing resources. Current projections and plans indicate that the Company will have sufficient resources to continue as a going concern.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Common Stock and Options Subject to Put Options relate to a litigation settlement. The settlement requires the Company to repurchase 214,882 common shares at $4 per share in 1999 at the shareholder's option. Additionally, the Company issued an option to the stockholder to purchase 50,000 additional common shares at an option price of $2 per share, these shares also being part of the put option. The common stock related to this transaction has been reclassified to common stock and options subject to put options on the balance sheet.

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

                                                                  December 31,                     June 30,
                                                            -----------------------                --------
                                                            1995               1996                 1997
                                                            ----               ----                 ----
Facilities owned  . . . . . . . . . . . . . . . . . . . . .    2                  6                    6
Facilities managed  . . . . . . . . . . . . . . . . . . . .    3                  3                    3
Total beds  . . . . . . . . . . . . . . . . . . . . . . . .  100                184                  184
Occupancy percentage at end of period . . . . . . . . . . . 97.0%              81.0%                84.7%


________________

REVENUES

Six Months

Revenues for the six-month period ended June 30, 1997 increased by 71% from approximately $861,000 in 1996 to approximately $1,472,000 in 1997. Resident fees increased due to the inclusion of newly acquired and constructed facilities adding 84 additional rental units. Resident fee income increased
75% from $500,000 in 1996 to $873,000 in 1997. Management and Consulting Fees increased 32% from $291,000 in 1996 to $383,000 in 1997 due to increased revenues from Project Market Decisions, Inc. In addition, Just Like Family, the Company's companion care service, reflected revenues of $3,000 during its start up phase in 1996 and posted revenues of $156,000 in 1997.

Three Months

Revenues for the three-month period ended June 30, 1997 increased by 50% from approximately $509,000 in 1996 to approximately $765,000 in 1997. The same factors affecting the six-month revenues combine to affect the second quarter mostly due to the timing of the acquisitions and start up operations.

OPERATING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Six Months

Operating and other expenses for the six-month period ended June 30, 1997 increased by 40% from approximately $1,465,000 in 1996 to approximately $2,046,000 in 1997 primarily due to start up costs of the two newly constructed facilities and the acquisition of Charis Place, the start up of the companion care services, and the merger with Community. The acquisition of Community resulted in overlapping management and home office expenses. Management's efforts to eliminate duplicative costs and to realize other savings from the combination of the Company and Community were not reflected in the second quarter results.

Three Months

Operating and other expenses for the three-month period ended June 30, 1997 increased by 49% from approximately $873,000 in 1996 to approximately $1,300,000 in 1997. The same factors effecting the six-month Expenses combine to affect the second quarter.

INTEREST EXPENSE

Six Months

Interest expense for the six-month period ended June 30, 1997 increased from approximately $114,000 in 1996 to approximately $260,000 in 1997 due to the inclusion of the Charis Place, Inc. acquisition with its associated debt and the opening of two additional facilities with their associated debt. Also, the company incurred debt for working capital totaling $850,000 during late 1996.

Three Months

Interest expense for the three-month period ended June 30, 1997 increased from approximately $61,000 in 1996 to approximately $158,000 in 1997. The same factors effecting the six-month Interest Expense combine to affect the second quarter.

LOSS BEFORE INCOME TAXES

As a result of the above, the Company incurred a loss before taxes of approximately ($805,000) for the 1997 period as compared to a loss of approximately ($666,000) for the 1996 period.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 1997 the Company sustained a loss of approximately $805,000. This resulted primarily from the Company not having a sufficient number of facilities in operation to generate necessary income to cover home office overhead costs and the carrying costs associated with non-income producing properties. The Company's merger with Community has resolved the immediate short-term cash requirements of the Company. Additionally, simultaneously with the closing of the merger, the Company closed a private placement of 1,510,000 shares of its Common Stock at a purchase price of $1.00 per share, for an aggregate purchase price of $1,510,000. The Company also is offering for sale two parcels of land acquired in the last two years for future assisted living facility developments. These parcels are of a size or in a location that is not consistent with the Company's current plans to focus on smaller facilities in more rural communities. The Company is obligated to apply all of the net proceeds of these sales to the reduction of certain indebtedness of the Company. Therefore, these transactions will not directly provide additional working capital, but they should reduce the debt burden of the Company and the corresponding interest expense. In addition, the Company is in the process of selling the operations of its subsidiary, Project Market Decisions. Management has determined that this consulting business does not directly add to the renewed focus on development and operation of assisted living facilities.

The Company entered into an agreement on April 30, 1997, with HealthCare REIT, Inc., a real estate investment trust (the "REIT"), for up to $41,800,000 in sale-leaseback financings for assisted living facilities. The initial financing was completed on July 18, 1997, and involved the sale-leaseback of four assisted living facilities owned by the Company for an aggregate sale price of $2,700,000. By transferring ownership of the Company's assisted living facilities to the REIT, the Company will free up capital in existing facilities that can be used to help roll-out new facilities and will reduce the amount of capital needed by the Company for future growth. Each phase of the REIT financing is subject to numerous conditions, including satisfaction of certain financial coverage tests by the Company. The initial REIT financing provided the Company with approximately $1,000,000 ($750,000 from REIT proceeds and $250,000 of certificate of deposit held as collateral by mortgage lender) in additional working capital after the payment of certain long-term and short-term indebtedness related to the four facilities sold to the REIT, which the Company intends to use to fund start-up losses associated with opening new facilities. Financing of a fifth existing facility for a sale price of $1,300,000 is currently in process. It is expected that an additional $750,000 of working capital will be provided from the sale of this facility. This initial phase of the REIT financing project will replace approximately $3,538,000 of fixed assets and $2,414,000 of debt with $1,750,000 of working capital.

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

As of June 30, 1997, the Company had working capital of approximately $786,000. Operating losses are expected to continue to occur until additional facilities are in operation. It is anticipated that these losses will be funded by existing working capital and the sale-leaseback of existing buildings. The primary cash needs of the Company relate to start-up costs associated with opening new facilities, projected operating losses for those facilities until they reach a stabilized occupancy and certain corporate office expense until all facilities are generating sufficient cash flow to cover those expenses.

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

These development plans are part of the Company's development program that will include construction of additional assisted living facilities which, when matched with appropriate debt funding, are ultimately expected to generate incremental operating cash flows sufficient to fund operations. Construction of the first of these facilities began on August 4, 1997 and is expected to be completed during February 1998. The Company anticipates construction on these additional sites by October 1997.

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

ITEM 5.    OTHER INFORMATION
                 None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
                 (a)  Exhibits.

                      The following exhibit is filed with this Form 10-QSB:

                      27.1  Financial Data Schedule (for SEC use only).

                 (b)  Reports on Form 8-K:

                      Form 8-K dated April 10, 1997, reporting merger with Community Assisted Living Centers, Inc. as amended, by report dated June 23, 1997, reporting Financial Statements of Business Acquired and Pro Forma Financial Information.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:    April 24, 1998                 Just Like Home, Inc.




                                        (John F. Robenalt)
                                        ----------------------------------
                                        Chief Executive Officer




                                        (Michael W. Monahan)
                                        ----------------------------------
                                        Chief Financial Officer