Form 10KSB40
period 1997-12-31
JUST LIKE HOME INC
filed 1998-05-01
CIK 934380

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

           [ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

                         Commission File Number 0-25908

                              JUST LIKE HOME, INC.
             (Exact name of registrant as specified in its charter)

        Florida                                   65-0568234
        (State or other jurisdiction of           (I.R.S. Employer
        of incorporation or organization)          Identification No.)

                            2440 TAMIAMI TRAIL NORTH
                             NOKOMIS, FLORIDA 34275
                                  941-966-3636
          (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         On March 31, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant was $8,024,558 (based on the average bid and asked prices on such date). For purposes of determination of the above stated amount, only directors, executive officers and 10% or greater shareholders are deemed affiliates.

         As of March 31, 1998, there were outstanding 7,117,983 shares of Common Stock, $.001 par value per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                     NONE.

                                1997 FORM 10-KSB

                                TABLE OF CONTENTS

NUMBER                                                                      PAGE
Part I

Item 1.        Description of Business                                       1
Item 2.        Description of Properties                                     7
Item 3.        Legal Proceedings                                             8
Item 4.        Submission of Matters to a Vote of Security Holders           8

Part II

Item 5.        Market for Common Equity and Related                          9
               Stockholder Matters                                           9
Item 6.        Management's Discussion and Analysis of
               Financial Condition and Results of Operation                 14
Item 7.        Financial Statements                                         14
Item 8.        Changes in and Disagreements with
               Accountants on Accounting and Financial
               Disclosure

Part III

Item 9.        Directors, Executive Officers, Promoters                     15
               and Control Persons; Compliance with
               Section 16(a) of the Exchange Act                            17
Item 10.       Executive Compensation                                       17
Item 11.       Security Ownership of Certain Beneficial
               Owners and Management                                        19
Item 12.       Certain Relationships and Related Transactions               21
Item 13.       Exhibits and Reports on Form 8-K

ITEM 1.   DESCRIPTION OF BUSINESS

INTRODUCTION

         Just Like Home, Inc. (the "Company" or "JLH") was founded on the belief that retirement assisted living should offer the elderly a chance to live out a long and happy extension of a normal, interesting life with minimal assistance. Although many elderly and frail people need the more extensive level of care provided by nursing homes, many do not. The Company offers assisted living facilities and services to those elderly and frail individuals who do not need the level of care offered by nursing homes. This assistance is provided in a small scale residential setting that allows the resident to maintain dignity and a degree of independence at a reasonable cost.

         The facilities owned or leased by the Company range in size from approximately 7,000 square feet designed for occupancy by up to 16 residents, to approximately 21,000 square feet, designed for occupancy by up to 45 residents. Based upon its experience in developing and managing assisted living facilities, the Company has developed two prototype facilities. One facility is 21,000 square feet designed as a 42-unit (45 bed), and the other a two building, 52-unit comprised of 29,000 square feet.

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

         The primary marketing programs used by JLH include community public relations, advertising, tours, developing positive referral relationships with hospitals and nursing homes, a newsletter and a direct mail program. The primary referral targets are doctors, lawyers, bank trust officers, accountants, social workers, nurses, clergy, ministers, elderly organizations and guardians.

THE JUST LIKE HOME CONCEPT

         JLH offers its assisted living services to the physically frail or cognitively impaired in "home like" settings. Each Just Like Home is designed to meet the elderly residents' needs for comfort, security, quality of life and a degree of independence.

         The Company strives to combine in its facilities the best aspects of independent living with the protection and safety of assisted living, with trained staff members who provide 24-hour care and monitoring of every resident. Each Just Like Home, as the name implies, is a home in a neighborhood with a yard, a porch and a kitchen. The assisted living facilities are designed and decorated to have a home-like atmosphere. Residents are encouraged to furnish their rooms with personal items they have collected during their lifetime. Monthly rates currently range from approximately $1,250 for double occupancy up to $1,850 for a single room.

         Just Like Home assisted living facilities compete with individually-owned and large retirement community facilities. JLH offers personalized care services in a small scale residential setting that allows the resident to maintain independence and dignity at a reasonable cost through professional management of multiple, single purpose facilities. By developing multiple locations within the same geographic area, JLH believes it is able to provide centralized professional management not found in individually owned and operated facilities.

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

         Home managers are responsible for the overall daily operations of each Just Like Home facility. The manager is assisted by various levels of trained personnel, some of whom may be independent providers or part-time personnel, including nurses, personal service assistants, maintenance and kitchen personnel. The Company consults with outside providers, such as pharmacists and dietitians, for purposes of medication review, menu planning and responding to any special dietary needs of its residents. Personal care, dietary services, housekeeping and laundry services are performed primarily by on-site care givers who are full-time employees of the Company.

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

         The duties of the staff include all housekeeping, laundry, meal preparation, assistance in activities of daily living, games, walks, exercise programs, interaction with visitors and families, daily record documentation and delivery of medication. Each resident is carefully monitored as to their individual abilities and if required he or she is not permitted to venture off the property without a signed release from a guardian, adult child or the supervision of one of the Just Like Home staff members. The staff is also available to manage medications, prescribed by a resident's doctor. Daily activities such as bingo, walks and exercise programs are provided for all residents and are overseen by the staff and the activities director.

JUST LIKE FAMILY

         The Company also provides a senior service related business that augments the Company's basic business. These services include related non-medical, in-house assisted living support to individuals wishing to remain in their own homes. The Company provides aides to assist with bathing, dressing, general housekeeping, shopping, meal preparation in the client's own home and transportation for medical appointments.

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

         The 85 years and older segment is the fastest growing segment of the entire population. In 1990, the 85 and older age group was estimated at 3.5 million, or 1.4% of the population, and such segment is expected to double by the year 2010. Based on these statistics, the Company believes that, as the number of older individuals continues to increase, the number of people who require assistance with the activities of daily living will increase.

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

FUNDING FOR ASSISTED LIVING CARE

         The Company's revenue from residents is all private pay. Accordingly, the Company competes with other comparably and higher priced facilities for elderly residents who have the financial resources to pay the room and other charges of an assisted living facility. As discussed below, government funding for assisted living services is limited and that which is available is at rates substantially less than the Company's current room charges.

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

GOVERNMENT REGULATION

         The Company's assisted living facilities are subject to various regulations and licensing requirements by the State of Florida. Florida does not, however, impose any financial requirements for assisted living facilities. In order to qualify as a state licensed facility, assisted living facilities must comply with regulations that address, among other things, staffing, physical design, required services and resident characteristics. The facilities are also subject to various local building codes and other ordinances, including fire safety codes. To the extent that the Company opens Just Like Home facilities in states other than Florida. applicable regulations of those states will apply. These requirements vary from state to state and are monitored, to varying degrees, by state agencies.

         The Company believes that its facilities are in substantial compliance with all applicable regulatory requirements. In the ordinary course of business, however, a facility could be cited for a deficiency. No actions are currently pending at any of the Company's facilities.

         If the Company receives revenues under the Medicaid Waiver Program, it would be subject to Medicaid fraud and abuse laws, which prohibit any bribe, kickback, or remuneration of any kind in return for the referral of Medicaid patients or to induce the purchasing, leasing, ordering or arranging of any goods or services to be paid for by Medicaid. Violations of these laws may result in civil and criminal penalties and exclusions from participation in the Medicaid program. The Inspector General of the Federal Department of Health and Human Services has issued "safe harbor' regulations specifying certain business practices which are exempt from the sanctions under the fraud and abuse law. The State of Florida has laws that prohibit certain direct or indirect payments or fee-splitting arrangements between healthcare providers if such arrangements are designed to induce or encourage the referral of patients to a particular provider. The current management of the Company is not aware of any Company agreements or arrangements that are subject to the Medicaid fraud and abuse laws.

EMPLOYEES

         The Company currently employs 140 persons, 15 of whom work at its corporate office. The Company has entered into an agreement with a contract human resource service for the leasing of most of its employees. The service company is responsible for all payroll functions and for the payment of taxes and wages for the leased employees.

The Company pays the service a monthly lease fee equal to the Company's total gross payroll plus a fixed fee based on the number of employees. None of the Company's employees are represented by a labor union.

         A significant risk for the Company is its ability to attract and retain qualified employees, particularly at the Company's facilities. The Company has historically experienced a high level of turnover among its hourly employees.

RECENT DEVELOPMENTS

         In 1994, the Company sold three of its facilities and a site for a fourth facility to National Foundation on Gerontology, Inc., a Florida nonprofit corporation ("National Foundation. Concurrently with the sale of the properties, the Company entered into a management agreement with National Foundation whereby the Company was retained to operate the facilities for a management fee. In December, 1994, National Foundation completed construction of a fourth facility which was then managed by the Company under the management agreement with the National Foundation.

         In 1996, the Company wrote off $338,000 in receivable from National Foundation for uncollectable advances made by the Company for the managed facilities and unpaid management fees owed by National Foundation, as more fully discussed under "Item 12, Certain Relationships and Related Transactions." The Company continued to manage the National Foundation facilities in 1997 in an effort to improve occupancy and cash flow at those facilities. The Company wrote off $47,000 of management fees and $75,000 of a loan advanced in 1997.

         In February, 1998, National Foundation and the Company entered into an agreement to terminate the management agreement effective April 1, 1998. The Company and National Foundation also gave mutual releases of all potential claims one may have against the other arising from or related to the indebtedness of National Foundation to the Company or the management of the facilities by the Company. National Foundation also agreed to be responsible for all operating expenses of the facilities incurred in the ordinary course of business prior to the termination of the management agreement and all expenses (whether or not in the ordinary course) arising after the termination of the management agreement. National Foundation has agreed not to use the "Just Like Home" name in connection with the facilities after the termination of the management agreement.

ITEM 2.   DESCRIPTION OF PROPERTIES

         The Company presently owns 2 assisted living facilities and leases 4 assisted living facilities, which facilities are generally described in a table set forth under "Item 6, Management's Discussion and Analysis." The Company also owns the following real property:

LOCATION                   DESCRIPTION                          SIZE                 CARRYING COST
Bradenton, Florida         Corporate Office Building            21,000 sq. ft.       $  1,033,000
                           (prior corporate headquarters)
Springfield, Ohio          Vacant Building and Land             3.5 acres            $    240,000
Tampa, Florida             Vacant Land                          1.5 acres            $    252,000
Sarasota, Florida          Vacant Land                          9.5 acres            $    814,000

         The Company's former corporate headquarters is located in an upscale office park. The space was much too large for the Company's current requirements and Management has determined that it will try to sell the building and has relocated to smaller quarters. Currently, the office is being leased to several tenants, one of which has an option to purchase the property for $1,100,000. This option expires July 1, 1998.

         The Company intends to sell the Springfield, Ohio, Tampa Florida, and Sarasota, Florida properties, as soon as appropriate offers are accepted (within one year), and these properties are now reflected on the balance sheet of the Company as "Property Held for Sale." These properties were purchased for future development of assisted living facilities, but are not suitable for development of facilities that are consistent with the Company's current plans to focus on smaller assisted living facilities in more rural communities.

         The Springfield, Ohio property consists of a 9,000 square foot former county owned building and 9,000 square foot barn. It was purchased in 1995 for $225,000 with the intention of expanding the building and converting it to assisted living. The Company had spent an additional $165,000 on engineering and architects which has been expensed. It is currently listed for sale at $285,000. There are no similar properties currently for sale in the area, however, management believes the selling price reflects a reasonable current value of the property.

         The Tampa, Florida property was purchased in October 1995 for $145,000 and the Company spent an additional $107,000 on zoning, engineering, and site development. The vacant parcel was going to be developed as an Alzheimer's facility. It is currently listed for sale at $275,000. Management is unaware of a similar property with similar zoning currently for sale.

         The Sarasota, Florida was purchased in January 1996 for $850,000 and the Company spent an additional $515,000 on zoning, engineering, architects, and other costs preparing the property for development as a campus type assisted living center. The

Company wrote off $551,000 as the market was not as significant as originally expected. The property is currently listed for $875,000 which is a similar price to a like-adjacent property.

         None of these properties have been appraised within the last two years. Substantially all of the Company's real property is subject to mortgages securing various indebtedness of the Company.

ITEM 3.   LEGAL PROCEEDINGS

         There presently is no litigation pending, or to the knowledge of management, threatened against the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY   HOLDERS
         None.

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED
          SHAREHOLDER MATTERS PRICE RANGE OF COMMON STOCK

         The Company's common stock trades on The Nasdaq SmallCap Market under the symbol "JLHC." The following is the range of high and low sales prices for the Company's common stock for the last two calendar years.

                                         High              Low
         1996
               First Quarter          $  14.00          $  8.00
               Second Quarter            14.00             8.50
               Third Quarter             12.25             4.50
               Fourth Quarter            5.125             1.00


         1997

               First Quarter          $  2.25           $  1.25
               Second Quarter            2.75              1.50
               Third Quarter             2.75              1.50
               Fourth Quarter            2.00              0.63

         On March 31, 1998, the closing sale price of the Company's Common Stock was $2.00 per share. The above quotations reflect inter-dealer quotations, without retail mark-up, mark-down or commission, and may not represent actual transactions.

         As of March 31, 1998, the Company had approximately 1,000 record and beneficial holders of the Company's Common Stock. The Company has not paid any dividends on its Common Stock since its inception and does not anticipate paying any dividends on its Common Stock in the foreseeable future. The Company currently plans to retain earnings, if any, to finance its business operations.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

         This discussion and analysis contains both historical and forward-looking information. The forward-looking statements may be significantly affected by risks and uncertainties and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There can be no assurance that anticipated future results will be achieved. Readers are cautioned that a number of factors, which are described in this report and below, could adversely affect the Company's ability to obtain these results, including the Company's ability to obtain equity financing for the anticipated operating losses associated with the development of new facilities, the continued availability of long-term financing (under the REIT financing facility described below or elsewhere) for the development of new facilities, the Company's ability to sell certain assets held for sale on acceptable terms, the ability of the Company to operate its facilities efficiently, the ability to fill-up current and new facilities and the ability to attract qualified personnel.

OVERVIEW

         The Company has completed discussions with the staff of the Securities and Exchange Commission (the "Commission") regarding various technical accounting issues relating to (1) the treatment of the merger of Community Assisted Living Centers, Inc. ("Community") into a wholly-owned subsidiary of the Company on April 10, 1997, and (2) the accounting treatment of the Company's lease transactions with the REIT described below. As a result of those discussions, the Company has recently filed amended quarterly reports on Form 10-QSB/A for the quarters ended June 30, 1997 and September 30, 1997. These amended reports included restated financial statements for the Company for the quarters then ended, which changes included accounting for the merger with Community as a purchase transaction and not under the pooling method of accounting. The Company's historic accounting for its lease transactions with the REIT was unchanged. All of the changes were non-cash reporting changes and did not affect the liquidity of the Company. The financial statements included in this Form 10-KSB include all adjustments reflected in the amended quarterly reports.

         The Company's revenues historically consisted primarily of (i) rental of residences in assisted living facilities, (ii) management fees for the provision of such services to facilities owned by other entities, (iii) companion care fees, and (iv) consulting fees. Effective April 1, 1998, the Company has terminated an unprofitable, long-term management arrangement, and in 1997 the Company sold the operations of its consulting subsidiary. Resident rental rates are reviewed annually and adjustments, if any, are based on changes in the Company's operating costs or as market conditions dictate. The level of service provided to each resident is also reviewed on a continuous basis to determine whether individual needs have changed, which require an adjustment of services and, therefore, rates. The Company's expenses for facilities include
(i) residence operating expenses, such as staff payroll, food, utilities, insurance, property taxes, and other direct residence operating expenses, (ii) depreciation and amortization for owned facilities, (iii) interest expense, and
(iv) for leased facilities, rental expense. General and administrative expenses consisting of marketing, legal, accounting and other administrative expenses are incurred for Company owned and leased facilities.

         The following table sets forth the number of facilities owned or managed and the total beds and occupancy as of the end of each of the periods presented and the average occupancy percentages for each of such periods.

                                                            1996            1997
Facilities owned/leased........................................6...............6
Facilities managed(1)..........................................3...............3
Total beds...................................................184.............184
Occupancy percentage at end of period(2)....................75.9%...........88.8%

----------
(1) The Company terminated its management agreement for all three facilities effective April 1, 1998, because of continued losses associated with the management of those facilities.
(2) For Company-owned and leased facilities only.

RESULTS OF OPERATIONS


         The Company incurred a net loss for 1997 of $2,227,000, compared to a net loss for 1996 of $2,978,000 (or an improvement of 25%). The Company had an increase in revenues for 1997 to $2,613,000, compared to $1,954,000 in 1996 (or an increase of 33.7%). The increase in revenue is primarily due to a full year result in 1997 for two facilities that were acquired in March, 1996, and for two other facilities that were developed and opened during 1996.

         The Company's operating expenses in 1997 were $4,629,000, down $75,000 (or 1.6%) from 1996. Expenses in 1997 included a bad debt expense from managed properties of $122,000 and loss from impairment of property held for sale of $227,000 and $70,000 towards a litigation settlement, while expenses in 1996 included $338,000 in bad debt expenses from managed properties, $818,000 loss from impairment of property held for sale, and $409,000 associated with the settlement of litigation.

         Resident fees revenues increased by $528,000 in 1997 due to the full year of operations of two facilities acquired in March, 1996, and two facilities opened in July and December, 1996. The companion care services revenues increased in 1997 to $384,000, an increase of $316,000 over 1996 revenues. The companion care operations were marginally profitable in the Manatee County area but start-up operations in other locations (abandoned in late 1997) increased 1997 expenses to $471,000, an increase of $307,000 over 1996. Consulting revenues of $336,000 in 1997 were lower than the 1996 revenues of $518,000 due to the sale of the division effective July 1, 1997.

         Management fees were $47,000 in 1997 compared to $100,000 in 1996 due to the decreased occupancy of the managed facilities in the first part of 1997 and the reduction in the management fee from 9% to 5% in 1997. All management fees were considered uncollectible in both 1997 and 1996. Effective April 1, 1998, the management contract was cancelled.

         The Company also wrote down property held for sale an additional $227,000 in 1997. This write-down was based upon current market conditions relating to property held in Sarasota County that has remained unsold. The current carrying value reflects an amount at which adjacent and similar property is being marketed.

LIQUIDITY AND CAPITAL RESOURCES

         The primary cash needs of the Company relate to start-up costs associated with opening new facilities and projected operating losses for those facilities until they reach a stabilized occupancy and corporate office expense until all facilities are generating sufficient cash flow to cover those expenses. The rate at which the Company develops new facilities will depend directly upon the availability of financing for those developments (including start-up and fill-up costs).

         The losses incurred by the Company during the 1996 and 1997 have been funded primarily through (i) the Company's initial public offering in July 1995 from which the Company realized approximately $4,123,000, (ii) approximately $565,000 in cash and cash equivalents received by the Company from the merger of Community Assisted Living Centers, Inc. ("Community") into a wholly owned subsidiary of the Company in April, 1997, (iii) approximately $1,510,000 in proceeds of a private placement of common stock of the Company in April, 1997, and (iv) approximately $750,000 in cash generated from the sale and leaseback financing of four facilities of the Company under the REIT financing facility described below. The proceeds of the public offering were substantially expended by December 31, 1996, and the cash resources from the Community merger and the 1997 private placement offering covered the operating deficit in 1997.

         The Company entered into an agreement on April 30, 1997, with HealthCare REIT, Inc., a real estate investment trust (the "REIT"), for up to $41,800,000 in sale-leaseback financings for assisted living facilities. The initial financing was completed on July 18, 1997, and involved the sale-leaseback of four assisted living facilities owned by the Company for an aggregate sale price of $2,700,000. By transferring ownership of the Company's assisted living facilities to the REIT, the Company freed up capital in the facilities that was used to fund new facilities. Each phase of the REIT financing is subject to numerous conditions, including satisfaction of certain financial coverage tests by the Company. The initial REIT financing provided the Company with approximately $1,000,000 ($750,000 from REIT proceeds and $250,000 of certificate of deposit held as collateral by mortgage lender) in additional working capital after the payment of certain long-term and short-term indebtedness related to the four facilities sold to the REIT. This initial phase of the REIT financing project replaced approximately $3,538,000 of fixed assets and $2,414,000 of debt with $750,000 of working capital.

         The remaining $39,100,000 of REIT funding will be used, subject to continuing satisfaction of the various financial and other covenants in the agreement, to fund the development costs of up to 20 assisted living facilities in the eastern United States over a three-year period. The financing commitment expires on May 1, 2000. Currently, three projects in construction are being funded by the REIT.

         Although the financing for construction of up to 20 additional facilities is available to the Company under the REIT financing described above (subject to continued compliance by the Company with the requirements of that financing facility), the Company is required to fund all start-up costs associated with each new facility. The Company estimates that it will need approximately $250,000 in cash resources other than the REIT financing for each new facility developed by the Company.

         As of April 30, 1998, the Company had negative working capital. Operating losses are expected to continue to occur for the foreseeable future. The primary cash needs of the Company relate to start-up costs associated with opening new facilities, projected operating losses for those facilities until they reach a stabilized occupancy and certain corporate office expense until all facilities are generating sufficient cash flow to cover those expenses.

         The Company is pursuing a significant equity financing for the Company with the representative of several institutional investors. The current discussions involve the issuance of a new class of convertible preferred stock of the Company, although the final form of the financing, if completed at all, cannot be predicted at this time. If the Company is unable to complete the preferred stock financing, the Company presently anticipates that it will undertake a private placement of its Common Stock to a limited number of sophisticated investors, including current directors and officers of the Company. On April 29, 1998, the Company received commitments from certain shareholders to purchase an aggregate of $1,000,000 in common stock and the Company will exercise this option if the preferred stock offering is not finalized.

         If the Company is able to complete the preferred stock offering, the Company will have cash to fund the anticipated continuing operating losses of the Company and the additional projected start-up losses for each new facility developed by the Company for the remainder of 1998 and all of calendar year 1999. The rate at which these capital resources are used by the Company will depend primarily at the rate at which the Company completes development of new facilities. The following schedule sets forth certain information relating to development efforts underway at the Company as of April 30, 1998:

         Completed project in lease-up(1):                   1
         Projects under Construction(2):                     2
         Projects under Development(3):                      3
         Project sites in process(4):                       12

         -----------

         (1) A 42-unit facility was completed by the Company in April, 1998, with fill-up just commencing.

         (2)      Two 42-unit facilities are under construction.

         (3) Projects under development are those projects for which the Company has obtained real estate purchase contracts for the Project sites on behalf of the REIT, the closing on which is subject to receipt of all applicable pre-construction zoning, licensing and construction permits, and for which the Company is actively pursuing applicable zoning and licensing requirements.

         (4) Project sites in process are those sites that have been identified by the Company as suitable for an assisted living facility and for which the Company is actively in process of securing a real estate purchase contract for the site.



ITEM 7.   FINANCIAL STATEMENTS

         The following financial statements are contained on pages F-1 through F-19 of this Report:

                Report of Independent Accountants
                Consolidated Balance Sheet - December 31, 1997
                Consolidated Statements of Operations - Years Ended December 31,
                    1997 and 1996
                Consolidated Statements of Stockholders' Equity - Years Ended
                    December 31, 1997 and 1996
                Consolidated Statements of Cash Flows - Years Ended December 31,
                    1997 and 1996
                Notes to Consolidated Financial Statements

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
          CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF
          THE EXCHANGE ACT

         The name, age and position of each director and executive officer of the Company is as follows:

DIRECTOR AND EXECUTIVE OFFICERS             AGE      POSITIONS AND OFFICES HELD
-------------------------------             ---      --------------------------

Ronald O. Braun                             54       Co-Chairman of the Board

Richard T. Conard, M.D.                     59       Co-Chairman of the Board

John F. Robenalt                            45       President, Chief Executive Officer,
                                                     Chief Operating Officer and Director

Elizabeth A. Conard                         60       Vice President and Director

Isidore Seigel                              80       Director

Norbert P. Donelly                          46       Director

Michael W. Monahan, CPA                     44       Treasurer and Chief Financial Officer

--------------------------------------------------------------------------------

         RONALD O. BRAUN became Co-Chairman of the Board of Directors of the Company on April 10, 1997, the effective date of the merger of Community Assisted Living Centers, Inc. ("Community") into a wholly-owned subsidiary of the Company. From July, 1996 through the present, Mr. Braun has served as Chairman of the Board of Community. Mr. Braun is an investment banker with Piper Jaffray Inc., where he specializes in health care finance with an emphasis on long-term care projects for not-for-profit and proprietary clients. Prior to joining Piper Jaffray, Mr. Braun was a corporate Vice President of A.G. Edwards & Sons, Inc. for approximately eight years, where he concentrated primarily in the long-term care sector of the health care industry. Earlier in his career, he spent over seven years in health care administration as a Vice President of a 332-bed hospital.

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

         MICHAEL W. MONAHAN, CPA, became Treasurer and Chief Financial Officer of the Company on April 10, 1997. From July, 1996 to the present, Mr. Monahan was also Treasurer and Chief Financial Officer of Community. Prior to joining Community, Mr. Monahan had been engaged in public accounting, including serving as senior audit manager with a Big 6 firm, a partner in a smaller regional firm, and a shareholder in a Sarasota-area firm.

ITEM 10.  EXECUTIVE COMPENSATION

         The following table sets forth the cash and other compensation paid in 1996 and 1997 to the Chief Executive Officers of the Company during those two years. No executive officer of the Company earned in excess of $100,000 in 1996 or 1997.

                           SUMMARY COMPENSATION TABLE

                                       ANNUAL COMPENSATION
                                                   OTHER ANNUAL   ALL OTHER
NAME AND PRINCIPAL POSITION  YEAR  SALARY   BONUS  COMPENSATION  COMPENSATION(1)
---------------------------  ----  -------  -----  ------------  ------------
John F. Robenalt(2)          1997  $30,000   -0-         -0-       $    -0-
Richard T. Conard (2)        1997   75,000   -0-         -0-          3,500
Richard T. Conard.           1996   75,000   -0-         -0-          6,000

(1)      Consists of automobile allowance.
(2) Mr. Robenalt replaced Dr. Conard as Chief Executive Officer of the Company on April 10, 1997.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT


         The following table sets forth as of March 31, 1998, certain information with regard to the beneficial ownership of the Common Stock by (i) all persons known by the Company to be the beneficial owners of more than 5% of the outstanding Common Stock; (ii) each director and nominee for director of the Company; (iii) each executive officer named in the Summary Compensation Table in
Item 10; and (iv) all directors and executive officers of the Company as a group. Unless otherwise indicated, all shares shown in the table below are held with sole voting and investment power by the person indicated.

                                                                         TOTAL          PERCENT
                                                                       BENEFICIAL         OF
NAME OF BENEFICIAL OWNER                                               OWNERSHIP         CLASS
------------------------                                               ----------       -------
John F. Robenalt.....................................................  2,577,500(1)(2)    36.4
Elizabeth A. Conard..................................................  2,577,500(2)       36.4
Ronald O. Braun......................................................    250,000           3.5
Richard T. Conard, M.D...............................................  2,400,000(3)         --
Isidore Siegel.......................................................     20,000(4)        0.3
Norbert Donelly......................................................    240,000(5)        3.4
Alastair Haddow......................................................     75,000(6)        2.1
All directors and executive officers as a group (8 persons)..........  3,213,674          45.4

----------------

(1) Includes 22,500 shares of Common Stock held by various trusts for the benefit of Mr. Robenalt's minor children, for which trusts Mr. Robenalt acts as trustee. Does not include 297,500 shares of Common Stock held by Vancene F. Robenalt, the wife of Mr. Robenalt, as to which shares Mr. Robenalt disclaims beneficial ownership. Ms. Robenalt is the Vice President, Construction, of the Company.

(2) All of the shares of Common Stock held by Mr. Robenalt and Ms. Conard are subject to a Shareholders Agreement, which requires them to vote their shares in accordance with that agreement, as further described below. As a result of that agreement, each of Mr. Robenalt and Ms. Conard is the beneficial owner of the shares held by the other. Mr. Robenalt has sole dispositive power over 102,500 shares, including those listed in note 1. Ms. Conard has dispositive power over 2,475,000 shares of Common Stock. Of the 2,475,000 shares, 1,400,000 shares are held in a family limited partnership, 1,000,000 shares are held in a charitable remainder trust and 75,000 shares are owned individually.

(3) Includes 1,000,000 shares held in a charitable remainder trust of which Dr. Conard and Ms. Conard are trustees and 1,400,000 in a family limited partnership, of which is controlled by Dr. Conard and Ms.
     Conard.

(4) Held by a family limited partnership of which Mr. Siegel is a general partner.

(5) Includes 150,000 shares held directly by Mr. Donelly, 57,500 shares held by an employee trust for the benefit of Mr. Donelly and an aggregate of 32,500 shares held by Mr. Donelly as custodian for his minor children. Excludes 50,000 shares held by Mr. Donelly's spouse and an aggregate of 32,500 shares held by Mr. Donelly's spouse as custodian for her minor children, as to which shares Mr. Donelly disclaims beneficial ownership.

(6) Excludes 75,000 shares held by Mr. Haddow's spouse, as to which shares Mr. Haddow disclaims beneficial ownership.

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

         Under the Shareholders Agreement, Ms. Conard and Mr. Robenalt agree to vote the shares of the Company's Common Stock held by each to elect to the Board of Directors of the Company a majority of individuals selected by Mr. Robenalt. Mr. Robenalt has designated four of the seven members of the Board of Directors of the Company (Mr. Robenalt, Ronald O. Braun, Alastair Haddow and Norbert P. Donelly).

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

         As a result of these provisions in the Merger Agreement and the Shareholders Agreement, Mr. Robenalt effectively acquired control of the Company as of April 10, 1997, the effective date of the merger of Community into a subsidiary of the Company.


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

         Of the $1,520,000 purchase price paid to the Company for the facilities and property, the Company received $1,020,000 in cash and a promissory note in the aggregate principal amount of $500,000 (the "National Foundation Note"). The National Foundation Note provides for 10 equal annual payments of principal ($50,000) plus accrued interest, with such payments to commence on March 3, 1995, and the entire principal balance plus interest being due and payable on March 3, 2004. Payments on the National Foundation Note are subordinated to the debt service on certain taxable bonds previously sold by the National Foundation in the aggregate principal amount of $2,500,000 ("Taxable Bonds"). Although the National Foundation Note is secured by a second mortgage on the properties sold to National Foundation, no enforcement action of any kind or foreclosure under that mortgage on the properties sold to National Foundation is permitted until all amounts due on the Taxable Bonds have been paid in full. To date, the Company has received no payments under the National Foundation Note, and no payments are anticipated in the near future. Of the Company's total gain on the sale of the properties ($564,791), $64,791 was recognized by the Company on the date of the sale. The remaining $500,000 of the gain on the sale of the properties has not been recorded on the Company's financial statements and that receivable from the Foundation was cancelled in connection with the termination of the management agreement between the Company and the Foundation.

         In connection with the National Foundation's renovation of three of the acquired facilities and construction of the fourth facility, the Company, during 1994, advanced $420,000 to the National Foundation, of which approximately $16,000 remains outstanding. In January 1995, the Company advanced an additional $287,606 to the National Foundation in connection with the construction of the fourth facility, which amount currently remains outstanding. This obligation is evidenced by a promissory note (the "1995 Foundation Note") bearing interest at the rate of 10% per annum with equal principal and interest payments of $7,500 per month (commencing on August 1, 1995, and ending on June 1, 1999) and a final payment of approximately $6,400 due on July 1, 1999. Payments on the 1995 Foundation Note are also subordinated to the debt service on the Taxable Bonds. The National Foundation made only two payments on the 1995 Foundation Note in 1995 and no payments in 1996. At December 31, 1997, approximately $109,000 in unpaid management fees were due to the Company. The Company has the right to declare the National Foundation to be in default and to accelerate the payment of the National Foundation Note and the 1995 Foundation Note (collectively, the "Foundation Notes"). However, no enforcement action by the Company of any kind with respect to the Foundation Notes or foreclosure under the mortgage is permitted until the amounts due on the Taxable Bonds have been paid in full. In 1996, the Company wrote off $338,000 in receivable from National Foundation for uncollectible advances made by the Company for the managed facilities and unpaid management fees owed by National Foundation. The Company continued to manage the National Foundation facilities in 1997 in an effort to improve occupancy and cash flow at those facilities. The Company wrote off $47,000 of management fees and $75,000 of a loan advance for a total expense of $122,000 in 1997.

         In February, 1998, National Foundation and the Company entered into an agreement to terminate the management agreement effective April 1, 1998. The Company and National Foundation also gave mutual releases of all potential claims one may have against the other arising from or related to the indebtedness of National Foundation to the Company or the management of the facilities by the Company. National Foundation also agreed to be responsible for all operating expenses of the facilities incurred in the ordinary course of business prior to the termination of the management agreement and all expenses (whether or not in the ordinary course) arising after the termination of the management agreement. National Foundation has agreed not to use the "Just Like Home" name in connection with the facilities after the termination of the management agreement. The Company cancelled all indebtedness of the Foundation to the Company in connection with the termination of the management agreement.

         A company whose common stock is 50% owned by Dr. and Mrs. Conard shares office space with the Company. In 1997, that company incurred certain expenses that are to be reimbursed to the Company totaling $11,000.

         From time to time since 1987, Elizabeth A. Conard has made loans to the Company to support its operations. The Company has repaid only a portion of those loans. At December 31, 1997, the total amount of the loans, including interest, was $406,000. The loans bear interest at 10% per annum, payable monthly and the principal is payable in installments beginning in September 1998.

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

      3(a)     Articles of Incorporation, as amended (2)
      3(b)     Bylaws(2)
      4        Form of Common Stock Certificate(2)
     10(a)     1995 Incentive and Non-Qualified Stock Option Plan(2)
       (b)     Underwriters' Warrant Agreement (Common Stock)(2)
       (c)     Management Agreement dated March 3, 1974, by and between National
               Foundation on Gerontology, Inc. and the Company and an Addendum thereto(2)

      (d)      Agreement dated as of February 26, 1998, among National Foundation on
               Gereontology, Inc., the Company and certain  subsidiaries of the Company
               (terminating the Management Agreement).(1)
      (e)      Trust Indenture dated October 27, 1993, between JLH Series I, Inc. and General
               Trust Company(2)
      (f)      Employee Leasing Agreement(2)
      (g)      Mortgage and Security Agreement(2)
      (h)      Employment Agreement with Richard T. Conard(2)
      (i)      Employment Agreement with Elizabeth A. Conard(2)
      (j)      Trademark Assignment(2)
      (k)      Stock and Real Estate Purchase Agreement between the Company and Henri P.
               Couture and Ann Marie Couture(2)
      (l)      Merger Agreement, dated February 13, 1997, among Just Like Home, Inc., JLH
               Acquisition Corp. and Community Assisted Living Centers, Inc.(3)
      (m)      Shareholders Agreement, dated February 13, 1997, among Elizabeth A. Conard,
               John F. Robenalt and Just Like Home, Inc.(4)
      (n)      Settlement Agreement dated April 10, 1997, among Just Like Home, Inc.,
               Whitaker's Landing, Inc., Joann Desrosiers, David Desrosiers and Jeffrey S. Russell
               as Co-Personal.(5)
      (o)      Letter Agreement dated as of April 10, 1997, between HealthCare REIT, Inc. and the Company, as amended by First Amendment to Commitment Letter dated April
               25, 1997.(5)
       21      Subsidiaries of the Registrant(1)
       27      Financial Data Schedule (for SEC use only) (1)

(b)  Reports on Form 8-K.
               None.

-------------
    (1) Filed herewith
    (2) Incorporated by reference to the exhibit filed as part of the Company Registration Statement (File No. 33-910120A) ordered effective July 6, 1995.
    (3) Incorporated by reference to the exhibit filed as part of the Company's Form 8-K filed on February 16, 1997, as amended.
    (4) Incorporated by reference to the exhibit filed as part of the Company's Form 10-KSB for the year ended December 31, 1996, as amended.
    (5) Incorporated by reference to the exhibit filed as part of the Company's Form 10-QSB for the quarter ended March 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        JUST LIKE HOME, INC.

                                        By: /s/ JOHN F. ROBENALT
                                            ------------------------------------
                                            John F. Robenalt
                                            President, Chief Executive Officer &
                                            Chief Operating Officer

Date: April 28, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 28th day of April, 1998.

                                Signature                                    Title
               /s/ RONALD O. BRAUN                                       Co-Chairman of the Board
                         Ronald O. Braun                                 and Director

                                                                         Co-Chairman of the Board
                         Richard T. Conard, M.D.                         and Director

               /s/ JOHN F. ROBENALT                                      President & CEO and Director
                         John F. Robenalt

               /s/ MICHAEL W. MONAHAN                                    Treasurer and Chief Financial
                         Michael W. Monahan                              Officer (Principal Accounting
                                                                         and Financial Officer)

                                                                         Director
                         Elizabeth A. Conard

               /s/ ISIDORE SIEGEL                                        Director
                         Isidore Siegel

               /s/ ALASTAIR HADDOW                                       Director
                         Alastair Haddow

               /s/ NORBERT P. DONELLY                                    Director
                         Norbert P. Donelly

TABLE OF CONTENTS


                                                                         PAGE(S)
 Report of Independent Accountants                                         F-1


 Consolidated Financial Statements:

     Consolidated Balance Sheet                                            F-2

     Consolidated Statements of Operations                                 F-3

     Consolidated Statements of Stockholders' Equity                       F-4

     Consolidated Statements of Cash Flows                              F-5 - F-6

     Notes to Consolidated Financial Statements                        F-7 - F-18

REPORT OF INDEPENDENT ACCOUNTANTS


The Board of Directors
Just Like Home, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Just Like Home, Inc. and Subsidiaries (the Company) as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the two-year period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Just Like Home, Inc. and Subsidiaries as of December 31, 1997, and the consolidated results of their operations and their cash flows for the two-year period then ended in conformity with generally accepted accounting principles.





Tampa, Florida
February 27, 1998, except Note 20 for which the date is April 28, 1998

JUST LIKE HOME, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
December 31, 1997


                                                ASSETS
Current assets:
    Cash and cash equivalents                                                      $   140,689
    Restricted cash and certificates of deposit                                        200,000
    Accounts receivable                                                                 36,626
    Other receivables                                                                  687,306
    Other current assets                                                               151,724
                                                                                   -----------
         Total current assets                                                        1,216,345

Property and equipment, net                                                          2,273,487
Property held for sale                                                               1,305,686
Goodwill and other intangible assets, net                                            1,291,688
Restricted cash and certificates of deposit                                            494,112
Due from related parties, net                                                          196,987
Other assets                                                                            41,939
                                                                                   -----------

            Total assets                                                           $ 6,820,244
                                                                                   ===========
                                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued liabilities                                       $   505,859
    Current portion of long-term debt                                                1,462,942
    Other current liabilities                                                           92,612
                                                                                   -----------
              Total current liabilities                                              2,061,413

Long-term debt, less current portion                                                 1,689,033
                                                                                   -----------
         Total liabilities                                                           3,750,446
                                                                                   -----------

Common stock and options subject to put options                                        879,563
                                                                                   -----------

Commitments and contingencies (Notes 13 and 16)

Stockholders' Equity:
    Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued
    and outstanding                                                                          0
    Common stock, $.001 par value; 13,000,000 shares
    authorized; 6,883,329 shares issued and outstanding                                  6,883

    Additional paid-in capital                                                       8,900,515
    Accumulated deficit                                                             (6,717,163)
                                                                                   -----------
         Total stockholders' equity                                                  2,190,235
                                                                                   -----------

            Total liabilities and stockholders' equity                             $ 6,820,244
                                                                                   ===========


The accompanying notes are an integral part of these consolidated financial statements.

JUST LIKE HOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended December 31, 1997 and 1996


                                                              1997              1996
Revenue:
    Resident fees                                         $ 1,737,197       $ 1,209,366
    Management fees                                            46,536           100,430
    Consulting fees                                           336,148           518,149
    Companion fees                                            383,832            67,845
    Other income                                              109,163            58,645
                                                          -----------       -----------
         Total revenue                                      2,612,876         1,954,435
                                                          -----------       -----------

Expenses:
    General and administrative                              1,628,609         1,720,781
    Assisted living facilities operations                   1,431,949           829,299
    Companion care                                            470,770           163,794
    Consulting operations                                     391,792           514,347
    Depreciation and amortization                             408,718           248,060
    Loss from impairment of property held for sale            227,000           818,500
    Litigation settlement                                      70,000           409,443
                                                          -----------       -----------
         Total expenses                                     4,628,838         4,704,224
                                                          -----------       -----------

            Operating loss                                 (2,015,962)       (2,749,789)
                                                          -----------       -----------

Non-operating income (expense):
    Interest expense                                         (377,248)         (307,096)
    Interest income                                            82,906            78,804
    Net gain on sale of assets                                 83,070                 0
                                                          -----------       -----------
                                                             (211,272)         (228,292)
                                                          -----------       -----------

            Net loss                                      $(2,227,234)      $(2,978,081)
                                                          ===========       ===========

Net loss per common share:
    Basic                                                 $     (0.36)      $     (0.76)
                                                          ===========       ===========
    Diluted                                               $     (0.36)      $     (0.76)
                                                          ===========       ===========

Weighted average shares of common stock outstanding:
    Basic                                                   6,269,143         3,909,192
                                                          ===========       ===========
    Diluted                                                 6,269,143         3,909,192
                                                          ===========       ===========


The accompanying notes are an integral part of these consolidated financial statements.

JUST LIKE HOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY for the years ended December 31, 1997 and 1996


                                             COMMON STOCK
                                     ----------------------------       ADDITIONAL
                                      NUMBER OF                           PAID-IN         ACCUMULATED
                                       SHARES            AMOUNT           CAPITAL           DEFICIT            TOTAL
                                     ----------       -----------       -----------       -----------       -----------
Balance, January 1, 1996              3,877,110       $     3,877       $ 5,676,021       $(1,511,848)      $ 4,168,050

    Issuance of common stock -
          Acquisition of Charis
          Place, Inc.                    40,351                40           459,960                 0           460,000

    Net loss                                  0                 0                 0        (2,978,081)       (2,978,081)
                                     ----------       -----------       -----------       -----------       -----------

Balance, December 31, 1996            3,917,461             3,917         6,135,981        (4,489,929)        1,649,969

    Issuance of common stock:
      As director compensation           24,500                25            36,225                 0            36,250
      Private placement               1,510,000             1,510         1,508,490                 0         1,510,000
      Merger with Community
            Assisted Living
            Centers, Inc.             1,646,250             1,646         1,644,604                 0         1,646,250

    Issuance of put options            (214,882)             (215)         (424,785)                0          (425,000)

    Net loss                                  0                 0                 0        (2,227,234)       (2,227,234)
                                     ----------       -----------       -----------       -----------       -----------

Balance, December 31, 1997            6,883,329       $     6,883       $ 8,900,515       $(6,717,163)      $ 2,190,235
                                     ==========       ===========       ===========       ===========       ===========


The accompanying notes are an integral part of these consolidated financial statements.

JUST LIKE HOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended December 31, 1997 and 1996


                                                                                         1997              1996
Cash flows from operating activities:
    Net loss                                                                         $(2,227,234)      $(2,978,081)
    Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation                                                                       178,457           167,115
      Amortization                                                                       230,261            80,945
      Net gain on sale of assets                                                         (83,070)                0
      Non-cash loss from impairment of property held for sale                            227,000           622,391
      Provision for losses on amounts due from related party                              75,363           338,000
      Litigation settlement                                                                    0           409,443
      Deferred taxes                                                                      17,964                 0
      Common stock issued as compensation                                                 36,250                 0
      Changes in assets and liabilities:
         Increase in accounts receivable                                                (123,407)          (86,049)
         Increase in other receivables                                                  (687,306)                0
         Decrease (increase) in other current assets                                      25,887           (18,345)
         Increase in other assets                                                        (13,515)           (1,780)
         (Decrease) increase in accounts payable and accrued liabilities                 (50,993)          277,748
         (Decrease) increase in other current liabilities                                (17,661)           71,619
                                                                                     -----------       -----------
              Net cash used in operating activities                                   (2,412,004)       (1,116,994)
                                                                                     -----------       -----------

Cash flows from investing activities:
    Purchases of property and equipment                                                 (232,952)       (3,421,562)
    Proceeds from sale of property and equipment                                       3,328,857                 0
    Proceeds from sale of Project Marketing Decisions, Inc.                              131,250                 0
    Loans to related parties                                                            (179,177)          (76,855)
    Repayments on related-party receivables                                                    0            23,168
    Payments made in connection with acquisition of Charis Place, Inc.                         0          (390,000)
    Deposits into restricted cash accounts                                              (389,954)          (30,116)
    Payments for other assets                                                            (80,234)          (96,479)
    Purchase of certificates of deposit                                                  (25,000)         (800,000)
    Proceeds from certificates of deposit                                                      0         1,150,000
                                                                                     -----------       -----------
              Net cash provided by (used in) investing activities                      2,552,790        (3,641,844)
                                                                                     -----------       -----------

Cash flows from financing activities:
    Proceeds from issuance of long-term debt                                             172,602         3,301,177
    Repayment of long-term debt                                                       (1,940,887)         (109,774)
    Payments for debt issuance costs                                                           0           (34,005)
    Proceeds from issuance of common stock                                             1,510,000                 0
    Borrowings from related parties                                                      170,019                 0
    Repayment of related-party loans                                                     (98,966)           (4,166)
                                                                                     -----------       -----------
              Net cash (used in) provided by financing activities                       (187,232)        3,153,232
                                                                                     -----------       -----------

Net decrease in cash and cash equivalents                                                (46,446)       (1,605,606)

Cash and cash equivalents, beginning of year                                             187,135         1,792,741
                                                                                     -----------       -----------

Cash and cash equivalents, end of year                                               $   140,689       $   187,135
                                                                                     ===========       ===========


The accompanying notes are an integral part of these consolidated financial statements.

JUST LIKE HOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED for the years ended December 31, 1997 and 1996


                                                                   1997          1996
Supplemental Disclosure of Cash Flow Information:

    Total interest paid, net of $17,435 capitalized in 1996      $432,686      $343,336
                                                                 ========      ========

    Total income taxes paid                                      $      0      $      0
                                                                 ========      ========

     Non-cash investing and financing transactions:

         - In 1996, the Company issued 40,351 shares of common stock, valued at $460,000, in connection with the acquisition of Charis Place, Inc. (see Note 4).

         - In 1997, the Company issued 1,646,250 shares of common stock, valued at $1,646,250, in connection with the merger with Community Assisted Living Centers, Inc.

         - In 1997, the Company issued 24,500 shares of common stock, valued at $36,250, as director compensation.


The accompanying notes are an integral part of these consolidated financial statements.

JUST LIKE HOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       ORGANIZATION AND NATURE OF BUSINESS:

         The accompanying consolidated financial statements present the combined historical results of operations for Just Like Home, Inc. and Subsidiaries (the Company), and includes the accounts of JLH Series I, Inc., which operates four leased, assisted living facilities in Bradenton, Florida; JLH Management Corporation, which manages properties for the related National Foundation on Gerontology, Inc. (see Note 5); JLH Franchising Corporation, which sells franchises for Just Like Home, Inc.; Project Market Decisions, Inc., which was a consulting practice that was sold in 1997; Just Like Home IV, Inc. and JLH Realty, Inc., which are inactive; Just Like Family, Inc., which operates a companion care service to residents in Manatee County, Florida; Just Like Home Corporate Center, Inc., which operates an office building in Bradenton, Florida; Charis Place, Inc., which owns and operates two assisted living facilities in Leesburg, Florida; and Edgewood Double Drive, Inc., which owns a vacant lot in Sarasota, Florida.

         The Company is principally engaged in the business of developing, operating and managing assisted-living facilities located in Florida. Additionally, the Company provided demographic analysis and related consulting services to the assisted-living residential industry in the eastern United States (see Note 17). The Company also provides companion services to senior citizens in Florida who, although generally mobile, need help with the activities of daily living, or are in need of companionship.


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         A summary of significant accounting policies used in the preparation of the accompanying consolidated financial statements follows:

         PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include Just Like Home, Inc. and all of its subsidiaries. All significant intercompany transactions and accounts are eliminated in the consolidation.

         CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

         ACCOUNTS RECEIVABLE - Accounts receivable relate primarily to amounts due from residents in the various assisted living facilities.

         OTHER RECEIVABLES - Other receivables relate to amounts due from a real estate investment trust in connection with the development of certain assisted living facilities which, upon completion, the Company will lease from the trust. Such amounts are payable to the Company upon completion of each facility.

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

                  Buildings and improvements                   20 - 40 years
                  Furniture, fixtures and equipment              5 - 7 years

         LONG-LIVED ASSETS - The Company reviews long-lived assets and certain identifiable intangibles for impairment on a periodic basis and whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company records a provision when it has been determined that assets are impaired.

         PROPERTY HELD FOR SALE - The Company holds certain parcels of land as property held for sale. The Company values the property held for sale at the cost to acquire such property less any provisions relating to impairments on each parcel of land.

         GOODWILL AND OTHER INTANGIBLE ASSETS - The Company amortizes costs in excess of fair value of net assets of businesses acquired using the straight-line method over ten years. Organization costs are amortized over five years using the straight-line method. Costs incurred in connection with the issuance of debt are deferred and amortized over the term of the related debt using the straight-line method, which approximates the effective interest method.

         CAPITALIZATION OF INTEREST - Interest incurred during construction or major renovations is capitalized.

         INCOME TAXES - Income taxes are provided for the tax effects of transactions reported in the consolidated financial statements. Deferred taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end based on enacted tax laws and statutory tax rates applicable to periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax currently payable for the period and the change during the period in deferred tax assets and liabilities at the statutory tax rates.

         ESTIMATES - The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of consolidated assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of consolidated revenues and expenses during the reporting periods. Actual results could differ from those estimates.

         RECLASSIFICATIONS - Certain amounts in the 1996 consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications did not have any effect on total assets, accumulated deficit, net loss, or cash flows.



3.       NEW ACCOUNTING PRONOUNCEMENTS:

         EARNINGS PER SHARE - In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (FAS) No. 128, "Earnings Per Share," which is effective for fiscal years ending after December 15, 1997. FAS No. 128 establishes standards for computing and presenting earnings per share. The provisions of this pronouncement have been reflected in the accompanying consolidated financial statements. This standard has been adopted on a retroactive basis.

         REPORTING COMPREHENSIVE INCOME - FAS No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997, establishes a new standard that requires that comprehensive income, which includes net income as well as certain changes in assets and liabilities recorded in common equity, be reported in the financial statements. The Company does not expect this standard to have a significant impact on its reporting practices.

         SEGMENT REPORTING - FAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997, establishes standards for reporting information about operating segments in annual financial statements and interim financial reports issued to shareholders. Generally, certain financial information is required to be reported on the basis that is used internally for evaluating performance of and allocation of resources to operating segments. The Company has not yet determined to what extent the standard will impact its current practice of reporting operating segment information.


4.       RESTRICTED CASH AND CERTIFICATES OF DEPOSIT:

         Cash and certificates of deposit were restricted for the following as of December 31, 1997:

                                                                  CERTIFICATES
                                                        CASH       OF DEPOSIT
                                                      --------    ------------
Resident security deposits                            $ 34,376      $      0
Resident petty cash funds                                3,572             0
Collateral for various mortgage debt                   150,000       275,000
Escrow account related to Health Care REIT, Inc.       200,000             0
Sprinkler fund                                          31,164             0
                                                      --------      --------

                                                      $419,112      $275,000
                                                      ========      ========

5.       TRANSACTIONS WITH THE NATIONAL FOUNDATION ON GERONTOLOGY, INC.:

         In 1994, the Company sold three operating residential facilities and certain vacant land to National Foundation on Gerontology, Inc. (Foundation), a not-for-profit corporation. The Co-Chairman of the Board of Directors of the Company served as President of the Foundation and his son served as Foundation President and Director during 1997. The Company received a $500,000 second mortgage note with interest of 10.5% from the Foundation in connection with this sale. Principal and interest on the note are payable solely from available cash from the Foundation's operations after payment of debt service on the primary mortgage.

         The Company is recognizing profit on the sale under the cost recovery method, whereby profit is recognized to the extent cash received exceeds the cost of the property sold. For financial reporting purposes, the $500,000 subordinated note receivable is presented net of the related deferred gross profit. No payments were received on this note in 1997 or 1996 and, therefore, no gross profit was recognized. Deferred gross profit in the amount of $500,000 has not been recognized.

         In January 1995, the Company advanced $287,606 to the Foundation in connection with the construction of a residential facility. In April 1995, the Company received a promissory note in the amount of $292,498 from the Foundation evidencing the indebtedness. The note was payable on demand with interest at 10%. In June 1995, the note was restructured to require monthly principal and interest payments of $7,500 commencing on August 1, 1995 through July 1, 1999. Payments under the note began in October 1995. In June 1996, the note was again restructured when the Company received a promissory note in the amount of $252,015 from the Foundation. The note, plus accrued interest at 10%, was due July 1, 1997. Additionally, for the years ended December 31, 1997 and 1996, the Company charged management fees of approximately $47,000 and $115,000, respectively, which had not been paid (see Note 15). An allowance has been recorded of approximately $414,000 related to these receivables.


6.       COMMUNITY ASSISTED LIVING CENTERS, INC. MERGER:

         Effective April 10, 1997, the Company merged with Community Assisted Living Centers, Inc. (CALCI). Each CALCI share of common stock was converted into one and one-half shares of common stock of the Company. The Company issued 1,646,250 shares of common stock having an aggregate value of $1,646,250. The merger was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the fair market value of assets acquired. The goodwill resulting from the merger, of $867,305, is being amortized over a five-year period.

6.       COMMUNITY ASSISTED LIVING CENTERS, INC. MERGER, CONTINUED:

         The operating results of CALCI are included in the Company's consolidated results of operations from the date of the merger. The following table reflects pro forma combined results of operations of the Company and CALCI assuming that the merger had taken place and was recorded at the beginning of the fiscal year for the year ended December 31, 1997:

                                                          1997
         Revenues                                     $ 2,615,866
         Net loss                                     $(2,381,980)
         Net loss per common share:
            Basic                                     $      0.36
            Diluted                                   $      0.36
         Weighted average shares of common stock
              outstanding used in computation:
            Basic                                       6,568,760
            Diluted                                     6,568,760

7.       LOSS PER SHARE:

         Basic and diluted loss per share for the years ended December 31, 1997 and 1996 are calculated without giving effect to the potential common shares related to the stock option plan and warrants due to the fact that the Company incurred net losses for each year.



8.       PROPERTY AND EQUIPMENT:

         Property and equipment is stated at cost and includes the following at December 31, 1997:

         Land                                 $   499,103
         Buildings and improvements             1,549,180
         Furnishings and equipment                457,636
                                              -----------
                                                2,505,919
         Less:  Accumulated depreciation         (232,432)
                                              -----------
                                              $ 2,273,487
                                              ===========

9.       GOODWILL AND OTHER INTANGIBLE ASSETS:

         As of December 31, 1997, goodwill and other intangible assets consist of goodwill arising from business acquisitions and organization costs, as follows:

         Goodwill arising from business acquisitions      $ 1,212,335
         Organization costs                                   379,261
                                                          -----------
                                                            1,591,596
         Less accumulated amortization                       (299,908)
                                                          -----------
                                                          $ 1,291,688
                                                          ===========

10.      LONG-TERM DEBT:

         Long-term debt consists of the following at December 31, 1997:

              Mortgage note payable, interest at 10.25% through April 30, 2000 adjusted to 3% over the one-year Treasury rate thereafter; monthly principal and interest payments are approximately $8,800 based on a twenty-five year amortization with a balloon payment of the remaining balance due on April 1, 2005; collateralized by
              corporate office building                                             $   923,207

              Wrap note payable, issued in conjunction with acquisition of
              Charis Place, Inc., subject to an existing mortgage, interest at
              9%; monthly principal and interest payments of approximately
              $5,600 are due through August 1, 2002, at which time a balance of approximately $415,000 is due; collateralized by two
              assisted-living facilities                                                514,822

              Mortgage note payable, interest at Chemical Bank's prime rate plus
              1% (9.5% at December 31, 1997); monthly interest payments only of approximately $5,900 until May 22, 1998 when entire principal is
              due; collateralized by property held for sale                             750,000

              Note payable, interest at 5.5%, payable in monthly principal and interest payments of $647 through September 1999;
              non-collateralized                                                         12,913

              Note payable to an individual, interest at prime plus one percent
              (9.5% at December 31, 1997); all principal and accrued interest
              due in March 1999; non-collateralized                                     498,364

              Note payable, interest at 9%, monthly principal and interest
              payments of $364 through July 2002; collateralized by a truck              16,066

              Note payable, interest at 3%, monthly principal payments in
              accordance with the agreement                                         $    30,145

              Note payable to related party, interest at 10% payable in monthly installments of $22,581 plus interest beginning on September 30,
              1998                                                                      406,458
                                                                                    -----------
                                                                                      3,151,975
              Less current portion                                                   (1,462,942)
                                                                                    -----------

                                                                                    $ 1,689,033
                                                                                    ===========


         The Company entered into a financing agreement with Health Care REIT, Inc. on April 30, 1997, for up to $41.8 million in operating lease financings for assisted living facilities. As of December 31, 1997, $39.1 million of the financing agreement remained available to the Company.

         The Company intends to refinance the $750,000 mortgage note payable during 1998. However, as such refinancing has not been finalized, the entire amount is classified in the current portion of long-term debt in the consolidated balance sheet at December 31, 1997.

         The following table presents principal payments required on long-term debt and notes payable to related party for each of the five years subsequent to December 31, 1997 and thereafter:

                                                       NOTES PAYABLE
                                         LONG-TERM          TO
         YEAR ENDING DECEMBER 31,          DEBT        RELATED PARTY       TOTAL
                                        ----------     -------------    ----------
         1998                           $1,372,618      $   90,324      $1,462,942
         1999                              143,495         270,972         414,467
         2000                               39,633          45,162          84,795
         2001                               43,662               0          43,662
         2002                              432,603               0         432,603
         Thereafter                        713,506               0         713,506
                                        ----------      ----------      ----------

                                        $2,745,517      $  406,458      $3,151,975
                                        ==========      ==========      ==========

11.      FAIR VALUE OF FINANCIAL INSTRUMENTS:

         The carrying amounts of the Company's financial instruments, which include certificates of deposit, long-term amounts due from related parties and long-term debt, approximates the fair values of those instruments. Fair values have been estimated based upon expected cash flows at rates currently available to the Company for financial instruments with similar terms and remaining maturities.


12.      INCOME TAXES:

         The components of the net deferred tax asset recognized in the accompanying consolidated balance sheet at December 31, 1997 are as follows:

         Deferred tax assets:
            Net operating loss carryforward      $ 2,008,127
            Installment sale                         134,814
            Bad debts                                127,189
            Accrued interest                          55,351
            Depreciation                              47,724
            Other                                     84,807
                                                 -----------
                                                   2,458,012

         Valuation allowance                      (2,458,012)
                                                 -----------

              Net deferred tax asset             $         0
                                                 ===========

       The following is a reconciliation of tax computed at the statutory federal rate to the income tax expense in the consolidated statements of operations:

                                                                FOR THE YEAR ENDED DECEMBER 31,
                                                     ---------------------------------------------------
                                                              1997                         1996
                                                     ---------------------        ----------------------
                                                       AMOUNT           %           AMOUNT            %
                                                     ---------        ----        -----------        ---
         Tax computed at statutory federal rate      $(751,151)        (34)%      $(1,012,548)       (34)%
         Effect of:
           Litigation settlement                        23,800           1            139,211          5
           Change in valuation allowance               912,751          41            866,268         29
           Other                                      (161,510)         (8)             7,069          0
                                                     ---------        ----        -----------        ---

                                                     $  23,890           0%       $         0          0%
                                                     =========        ====        ===========        ===

         For federal income tax purposes, net operating loss carryforwards aggregating approximately $5,327,000 are available at December 31, 1997 which expire $25,000 in 2008, $122,000 in 2009, $950,000 in 2010,
         $2,180,000 in 2011, and $2,050,000 in 2012. The loss carryforwards expiring in the years 2008 and 2009 are generally subject to separate return limitations.



13.      STOCK OPTIONS AND STOCK AWARDS:

         STOCK OPTIONS

         EMPLOYEE STOCK OPTION PLAN - In March 1995, the Company adopted a Stock Option Plan (the "Plan") under which 200,000 shares of common stock are reserved for issuance upon exercise of stock options. Options may be granted to all eligible employees of the Company, including officers and non-employee directors and others who perform services for the Company. Options are granted under the Plan on such terms and at such prices as determined by the Board of Directors, except that the per share exercise price of incentive stock options cannot be less than the fair market value of the common stock on the date of the grant. Each option is exercisable after the period or periods specified in the option agreement, but no option may be exercisable after the expiration of ten years from the date of grant.

         Additionally, under the plan, each nonemployee member of the Board of Directors receives an option to purchase 10,000 shares of common stock upon being elected to the Board (the "Initial Options") and options to purchase 2,000 additional shares of common stock annually (the "Annual Options"). The exercise price is the fair market value at the date of the grant, and the options expire within five years from the date of the grant. The options vest at the rate of 25% at the end of each of the first four years. The options received annually will be five-year options, exercisable in full at the end of the first year.

         SUMMARY OF STOCK OPTIONS - The following table summarizes the stock options outstanding under the plans described above:

                                          OPTIONS       NUMBER OF     WEIGHTED
                                       AVAILABLE FOR     SHARES        AVERAGE
                                       FUTURE GRANT   UNDER OPTION  OPTION PRICE
                                       ------------   ------------  ------------
         Balance, January 1, 1996         151,000         59,000       $ 8.90

            Options granted              (122,134)       122,134       $ 8.97

            Options canceled               85,300        (85,300)      $ 8.97
                                         --------        -------

         Balance, December 31, 1996       114,166         95,834

            Options canceled               85,834        (85,834)      $ 8.97
                                         --------        -------

         Balance, December 31, 1997       200,000         10,000       $10.00
                                         ========        =======

         At December 31, 1997, the 10,000 options outstanding under the plan are summarized in the following table:

                                     RANGE OF
                      OPTION         EXERCISE        WEIGHTED AVERAGE       WEIGHTED AVERAGE
                      SHARES          PRICES          EXERCISE PRICE         REMAINING LIFE
                      ------         --------        ----------------       ----------------
                      10,000          $10.00              $10.00                   3

         Options granted vest ratably over a four-year period. As of December 31, 1997, certain options were vested and exercisable. These options and their weighted average exercise price are summarized below:

                      OPTION               WEIGHTED AVERAGE            WEIGHTED AVERAGE
                      SHARES                EXERCISE PRICE              REMAINING LIFE
                      ------               ----------------            ----------------
                       5,000                    $10.00                         3

         DISCLOSURE OF STOCK-BASED COMPENSATION - The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation expense has been recognized for the stock option plans. The Company believes that the options granted in 1996 had no value and therefore there would have been no effect on reported consolidated net losses.

         WARRANTS - In 1995, warrants to purchase up to 100,000 shares of common stock at $7.20 per share were issued. The warrants are exercisable for a period of five years, beginning in 1996. No shares have been purchased with these warrants as of December 31, 1997.


14.      STOCK TRANSACTIONS:

         In connection with a sale of common stock which preceded the initial public offering, the Company issued warrants to purchase 286,000 shares of common stock at $6 per share. The warrants expired on December 31, 1997.

         On March 27, 1997, the Company issued a private placement memorandum offering up to 2,500,000 shares of its common stock for $1.00 per share. The private placement closed on April 10, 1997 and the Company received $1,510,000 associated with this private placement.


15.      RELATED-PARTY TRANSACTIONS:

         MANAGEMENT AGREEMENT - In March, 1994, the Company entered into a management and marketing agreement with the Foundation whereby the Company is paid an annual fee equal to the lesser of: (i) $153,960 plus 9% of the net cash remaining after payment of the Foundation's operating and other expenses, or (ii) 9% of the gross revenues derived from the managed facilities. Management and marketing fee expense, representing 9% of the gross revenues of the managed facilities, was $37,188 and $100,430 for the years ended December 31, 1997 and 1996, respectively. The management fee is subordinated to any debt service payments related to its facilities (see Note 4).

         EXPENSE ALLOCATION - The Company allocates certain administrative expenses to Stancon Management Corporation (Stancon), a company 50%-owned by the Co-Chairman of the Board of Directors of the Company. Such expenses amounted to $11,090 and $86,851 for the years ended December 31, 1997 and 1996, respectively.

16.      COMMITMENTS AND CONTINGENCIES:

         In 1996, a corporation which is a 5.5% holder of the Company's common stock filed a lawsuit against the Company in the Twelfth Judicial Circuit of Florida. The plaintiff corporation alleged that the 214,882 common shares received in December 1994 should have been freely tradable and not subject to Rule 144 restrictions. In 1997, the Company entered into a settlement agreement in which the Company agreed to purchase a parcel of land for $70,000, and to repurchase the above common shares at $4 per share in 1999, at the shareholder's option. Additionally, the Company issued an option to the stockholder to purchase 50,000 additional shares of common stock at an option price of $2 per share. The Company would be required to repurchase these shares at $4 per share as described above. The Company charged the present value of the obligation to expense in 1996. The common stock related to this transaction has been recorded to common stock and options subject to put options on the consolidated balance sheet.

         Effective July 18, 1997, the Company sold four assisted living facilities to Health Care REIT, Inc., a real estate investment trust, for approximately $2.7 million, and subsequently leased back those same facilities. The term of the noncancelable lease term is 10 years, with a 10-year renewal option, and calls for lease payments that vary in accordance with the lease agreement. The lease agreement requires certain covenants to be maintained for each facility on a quarterly basis. The most restrictive of these covenants include a coverage ratio, net worth amounts, a current ratio and a debt-to-equity ratio. At December 31, 1997, the Company did not meet the current ratio requirement, however, a debt waiver letter was obtained from Health Care REIT, Inc. Lease expense recognized in the consolidated statements of operations for the year ended December 31, 1997 is $124,014.

         The following represents the minimum lease payments required under noncancelable operating leases for the five years subsequent to December 31, 1997:

          1998                               $281,030
          1999                                288,055
          2000                                295,257
          2001                                302,638
          2002                                310,204

         On December 16, 1997, the Company entered into a three year lease agreement to lease certain office space to an unrelated company. The lease requires payments of $2,746 per month until January 1, 1999 when the payments will be adjusted based on the Consumer Price Index. The lease also gives the lessee an option to purchase the building, in which the office is located, for $1.1 million. The option to purchase the building expires June 30, 1998.

17.      SALE OF PROJECT MARKET DECISIONS, INC.:

         Effective July 1, 1997, the Company sold all of the assets of Project Market Decisions, Inc. d/b/a PMD, Inc. (PMD) for $175,000, which included $125,000 in cash and a subordinated promissory note of $50,000. The Company recognized a gain on the sale of PMD of $75,772 which has been included in the consolidated statements of operations for the year ended December 31, 1997. The subordinated promissory note calls for interest to accrue at 8% per annum on the unpaid principal balance and for principal payments of $6,250 commencing October 1, 1997 to July 1, 1999.



18.      IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE
         DISPOSED OF:

         In accordance with FAS No. 121, long-lived assets to be disposed of must be reported in the consolidated balance sheet at the lower of their carrying amount or the fair value less costs to sell. The Company holds certain property for sale which it expects to dispose of during 1998. During 1997 and 1996, a loss on impairment of this property was recorded in the amount of approximately $227,000 and $818,500, respectively.


19.      FOURTH QUARTER ADJUSTMENTS:

         During the fourth quarter of 1997 and 1996, the Company recorded the following adjustments:

                                                                             1997            1996
         Impairment of value of property held for sale (see Note 18)      $  170,000      $  818,500

         Litigation settlement (see Note 16)                                       0         409,443

         Allowance for uncollectible receivables (see Note 5)                 75,363         338,000
                                                                          ----------      ----------

                                                                          $  245,363      $1,565,943
                                                                          ==========      ==========

20.      LIQUIDITY:

         The Company has entered into a preliminary agreement with an underwriter to sell up to $10 million of preferred stock. Based on discussions with the underwriter, the Company anticipates the sale could be completed in the second quarter 1998. However, there can be no assurance that such sale will occur, and if it does occur, what amount will be raised.

         Certain shareholders of the Company have entered into subscription agreements to purchase $1,000,000 of common stock. Such agreements are callable at the Company's option.