Form 10QSB
period 1998-03-31
JUST LIKE HOME INC
filed 1998-05-14
CIK 934380

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 FORM 10-QSB
(Mark One)

 /X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
         For the period ended March 31, 1998.

 / / Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the transition period from                to            .
                                         -------------     ---------
COMMISSION FILE NUMBER        0-25908
                          --------------


                              JUST LIKE HOME, INC.
            (Exact name of registrant as specified in its charter)


                 FLORIDA                            65-0568234
       (State or other Jurisdiction              (I.R.S. Employer
    of Incorporation or Organization)           Identification No.)


         2440 TAMIAMI TRAIL NORTH                     34275
             NOKOMIS, FLORIDA                       (Zip Code)
  (Address of Principal Executive Offices)

REGISTRANT'S TELEPHONE NUMBER AND AREA CODE:       941-966-3636

(Former Address of Principal Executive Offices)  (Former Zip Code)




Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes   X      No
                       -----       -----

As of March 31, 1998, there were outstanding 7,073,711 shares of Just Like Home, Inc. Common Stock, par value $.001.

ITEM 1.     FINANCIAL STATEMENTS

                     JUST LIKE HOME, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                 MARCH 31, 1998
                                  (UNAUDITED)

                                         ASSETS
Current Assets:
        Cash and cash equivalents                                         $      255,361
        Restricted cash                                                          460,892
        Accounts receivable - trade                                               65,941
        Due from related parties                                                 142,141
        Construction Work in Process                                             414,406
        Other current assets                                                     134,232
                                                                          --------------
             Total current assets                                              1,472,973

Property and equipment, net                                                    2,243,470
Property held for sale                                                         1,311,931
Intangible assets, net                                                         1,222,914
                                                                          --------------
Total Assets                                                              $    6,251,288
                                                                          ==============

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
        Accounts payable                                                  $      173,957
        Accrued interest                                                          12,069
        Accrued compensation                                                      79,734
        Current portion of long-term debt                                        712,000
        Other current liabilities                                                100,118
                                                                          --------------
             Total current liabilities                                         1,077,878

 Long-term debt                                                                2,054,115
 Note payable to related party                                                   405,821
                                                                          --------------
             Total liabilities                                                 3,537,814
                                                                          --------------

 Common Stock and Options Subject to Put Options                                 890,843
                                                                          --------------
 Stockholders' Equity
        Preferred stock, $.01 par value; 2,000,000 shares
           authorized; none issued and outstanding                                     0
        Common stock, $.001 par value; 13,000,000 shares
           authorized; 7,073,711 shares issued and outstanding                     6,883
        Additional paid-in capital                                             8,900,514
        Accumulated deficit                                                   (7,084,766)
                                                                          --------------
             Total stockholders' equity                                        1,822,631
                                                                          --------------

 Total Liabilities and Stockholders' Equity                               $    6,251,288
                                                                          ==============

          See accompanying notes to consolidated financial statements

                            JUST LIKE HOME, INC. AND SUBSIDIARIES
                       CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                  1997            1998
                                                                  ----            ----
Revenue:
     Resident fees                                          $     420,916   $     440,447
     Companion care fees                                           79,993         185,985
     Consulting fees                                              147,506               -
     Management Fees                                               20,881               -
     Other income                                                  37,911          27,191
                                                            -------------   -------------
                                      Total revenue               707,207         653,623
                                                            =============   =============
Expenses:
     General and administration                                   308,861         305,633
     Resident care expenses                                       305,161         390,433
     Companion care                                                85,421         153,649
     Consulting expenses                                          125,053               -
     Depreciation                                                  53,755          30,861
     Amortization                                                  23,816          80,052
                                                            -------------   -------------
                                      Total expenses              902,067         960,628
                                                            -------------   -------------

Operating Loss                                                   (194,860)       (307,005)
                                                            -------------   -------------
Non-Operating Income (Expense)
     Interest expense                                            (102,425)        (70,396)
     Interest income                                               11,311           9,797
                                                            -------------   -------------
                                                                  (91,114)        (60,599)
                                                            -------------   -------------
Loss Before Income Taxes                                         (285,974)       (367,604)
Income Tax Expense                                                      -               -
                                                            -------------   -------------
Net Loss                                                    $    (285,974)  $    (367,604)
                                                            =============   =============
Net Loss Per Common Share                                   $       (0.10)  $       (0.05)
                                                            =============   =============

Weighted Average Common Shares Outstanding                      2,917,461       7,073,711
                                                            =============   =============


          See accompanying notes to consolidated financial statements

                 JUST LIKE HOME, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW


                                                                                         THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                      ------------------------
                                                                                      1997                1998
                                                                                      ----                ----
      Cash Flows used in Operating Activities:                                  $    (105,124)      $    (131,420)
                                                                                -------------       -------------
      Cash Flows from Investing Activities:
             Acquisitions of property and equipment                                   (99,903)             (7,089)
             Deposits from restricted cash accounts                                   (53,537)            233,220
                                                                                -------------       -------------
             Net cash used in investing activities                                   (153,440)            226,131
                                                                                -------------       -------------

      Cash Flows from Financing Activities:
             Proceeds from mortgages and notes payable                                 29,948                   -
             Repayment of mortgages and notes payable                                 (18,486)             20,598
             Borrowings from related parties                                          151,000                   -
             Repayment of related-party loans                                               -                (637)
                                                                                -------------       -------------
             Net cash provided by financing activities                                162,462              19,961
                                                                                -------------       -------------
             Net (decrease) in cash                                                   (96,102)            114,672

             Cash, beginning of period                                                187,135             140,689
                                                                                -------------       -------------
             Cash, end of period                                                $      91,033       $     255,361
                                                                                =============       =============

          See accompanying notes to consolidated financial statements

JUST LIKE HOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 1998
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

Just Like Home, Inc. and Subsidiaries (the "Company") have not changed their accounting and reporting policies from those stated in the 1997 annual report. These unaudited interim consolidated condensed financial statements should be read in conjunction with the audited financial statements and related disclosures included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.

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

NOTE 3 - FUTURE ACCOUNTING REQUIREMENTS

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

                                                                December 31,                     March 31,
                                                           ----------------------                ---------
                                                            1996               1997                 1998
                                                            ----               ----                 ----
Facilities owned  . . . . . . . . . . . . . . . . . . . .    6                   2                    2
Facilities leased (1) . . . . . . . . . . . . . . . . . .    0                   4                    4
Facilities managed  . . . . . . . . . . . . . . . . . . .    3                   3                    0
Total beds  . . . . . . . . . . . . . . . . . . . . . . .  184                 184                  116
Occupancy percentage at end of period . . . . . . . . . .   75.9%               88.8%                80.2%


----------

(1) On July 18, 1997 the Company sold 4 facilities to Health Care REIT, Inc. and simultaneously leased the properties back under a 10 year lease agreement.

Revenues

Total revenues for the three-month period ended March 31, 1998 decreased by 7% from $707,000 in 1997 to $654,000 in 1998. Resident fee income increased 5% from $421,000 in 1997 to $440,000 in 1998 due to increased occupancy. Just Like Family, Inc., the Company's companion care service subsidiary, reflected revenues of $80,000 in 1997 and $186,000 in 1998, an increase of 133% due to increased service hours. Consulting Fees decreased from $148,000 in 1997 to $0 in 1998 due to the sale of Project Market Decisions, Inc. (PMD) effective July 1, 1997. Management fees also decreased from $21,000 in 1997 to $0 in 1998 due to the termination of the management contracts with the National Foundation on Gerontology.

Expenses

Total expenses for the three-month period ended March 31, 1998 increased by 7%, from $902,000 in 1997, to $961,000 in 1998. Assisted living operating expenses increased from $305,000 in 1997 to $390,000 in 1998 due to a newly constructed facility, the continued management services on the terminated management contract (effective April 1, 1998) and the sale-leaseback of a number of the Company's facilities in 1998 as opposed to direct ownership of the same facilities in 1997. Companion care costs increased from $85,000 in 1997 to $154,000 in 1998 due to increased volume. General and administrative expenses were down from $309,000 in 1997 to $306,000 in 1998. Consulting costs were eliminated in 1998 due to the 1997 sale of the Company's consulting division. Amortization was up from $23,000 in 1997 to $70,000 in 1998 due primarily to the goodwill booked as part of the merger with Community Assisted Living Centers, Inc. in 1997.

Interest Expense

Interest expense for the three-month period ended March 31, 1998 decreased from approximately $102,000 in 1997 to approximately $70,000 in 1998 due to the sale-leaseback of four previously owned facilities.

Loss Before Income Taxes

As a result of the above, the Company incurred a loss before taxes of approximately $368,000 for the 1998 period as compared to a loss of approximately $286,000 for the 1997 period.


LIQUIDITY AND CAPITAL RESOURCES

The Company sustained a loss of $368,000 for the three month period ended
March 31, 1998. This was due to the Company not having a sufficient number of facilities in operation to generate the necessary income to cover home office overhead costs and the carrying costs associated with non-income producing properties. To alleviate this trend, the Company opened the first example of its 42-unit prototype facility in May 1998. Two more of these facilities are presently under construction and expected to be complete before August 1998. Five additional facilities are in the pre-construction stages of development and expected to start construction in 1998, assuming the Company raises additional capital as discussed below. The Company finalized the sale-leaseback of one of its Leesburg, Florida facilities in May of 1998. This transaction generated an additional $625,000 in working capital for the Company.

The Company entered into an agreement on April 30, 1997, with Health Care REIT, Inc., a real estate investment trust (the "REIT"), for up to $41,800,000 of financing for assisted living facilities. The initial financing was completed on July 18, 1997, and involved the sale-leaseback of four assisted living facilities owned by the Company for an aggregate sale price of $2,700,000. Each phase of the REIT financing is subject to numerous conditions, including satisfaction of certain financial coverage tests by the Company. The initial REIT financing provided the Company with approximately $1,000,000 ($750,000 from REIT proceeds and the release of a $250,000 of certificate of deposit held as collateral by the mortgage lender) in additional working capital after the payment of certain long-term and short-term indebtedness related to the four facilities sold to the REIT

The remainder of the REIT funding will be available, subject to continuing satisfaction of the various financial and other covenants in the agreement, to fund approximately 15 assisted living facilities in the eastern United States. The financing commitment expires on May 1, 2000.

         Although the financing for construction of up to 15 additional facilities is available to the Company under the REIT credit facility described above (subject to continued compliance by the Company with the REIT requirements), the Company is required to fund all start-up costs associated with each new project. The Company estimates that it will need approximately $250,000 in cash resources other than the REIT financing for each new facility developed by the Company.

         As of April 30, 1998, the Company had negative working capital. Operating losses are expected to continue to occur for the foreseeable future. The primary cash needs of the Company relate to start-up costs associated with opening new facilities, projected operating losses for those facilities until they reach a stabilized occupancy, and certain corporate office expenses until all facilities are generating sufficient cash flow to cover those expenses.

         The Company is presently pursuing a significant equity financing with the representative of several institutional investors. These discussions involve the issuance of a new class of convertible preferred stock, although the final form of the financing, if completed at all, cannot be predicted at this time. If the Company is unable to complete the preferred stock financing, the Company presently anticipates that it will undertake a private placement of its Common Stock to a limited number of sophisticated investors, including current directors and officers of the Company. On April 29, 1998, the Company received commitments from certain shareholders to purchase an aggregate of $1,000,000 in common stock, and the Company will exercise this option if the preferred stock offering is not finalized.

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

         Completed project in lease-up (1):                                    1
         Projects under Construction(2):                                       2
         Projects under Development (3):                                       3
         Project sites in process (4):                                        12

---------------

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

ITEM 1.    LEGAL PROCEEDINGS
                 None.

ITEM 2.    CHANGE IN SECURITIES
                 None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
                 None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                 None

ITEM 5.    OTHER INFORMATION
                 None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
             (a)    Exhibits.
                       The following exhibit is filed with this Form 10-QSB:
                       10.1 Lease Agreement between Health Care REIT, Inc.
                            and and JLH Series I, Inc. originally dated July 18, 1997, revised as of April 29, 1998.
                       27.1  Financial Data Schedule (for SEC use only).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:    May 12, 1998                             Just Like Home, Inc.




                                                  (John F. Robenalt)
                                                  ------------------------
                                                  Chief Executive Officer





                                                  (Michael W. Monahan)
                                                  ------------------------
                                                  Chief Financial Officer
                                                  (Principal Accounting Officer
                                                  and Principal Financial
                                                  Officer)