Form 10KSB40/A
period 1997-12-31
JUST LIKE HOME INC
filed 1998-07-24
CIK 934380

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB
                               AMENDMENT NUMBER 1

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                       DOCUMENTS INCORPORATED BY REFERENCE

         None.

                                1997 FORM 10-KSB

                                TABLE OF CONTENTS

NUMBER                                                                    PAGE
Part I

Item 1.     Description of Business                                        1
Item 2.     Description of Properties                                      7
Item 3.     Legal Proceedings                                              8
Item 4.     Submission of Matters to a Vote of Security Holders            8

Part II

Item 5.     Market for Common Equity and Related
            Stockholder Matters                                            9
Item 6.     Management's Discussion and Analysis of
            Financial Condition and Results of Operation                   9
Item 7.     Financial Statements                                          14
Item 8.     Changes in and Disagreements with
            Accountants on Accounting and Financial
            Disclosure                                                    14

Part III

Item 9.     Directors, Executive Officers, Promoters
            and Control Persons; Compliance with
            Section 16(a) of the Exchange Act                             15
Item 10.    Executive Compensation                                        17
Item 11.    Security Ownership of Certain Beneficial
            Owners and Management                                         17
Item 12.    Certain Relationships and Related Transactions                19
Item 13.    Exhibits and Reports on Form 8-K                              21

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



GOVERNMENT REGULATION

         The Company's assisted living facilities are subject to various regulations and licensing requirements by the State of Florida. Florida does not, however, impose any financial requirements for assisted living facilities. In order to qualify as a state licensed facility, assisted living facilities must comply with regulations that address, among other things, staffing, physical design, required services and resident characteristics. The facilities are also subject to various local building codes and other ordinances, including fire safety codes. To the extent that the Company opens Just Like Home facilities in states other than Florida, applicable regulations of those states will apply. These requirements vary from state to state and are monitored, to varying degrees, by state agencies.

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

RECENT DEVELOPMENTS

         In 1994, the Company sold three of its facilities and a site for a fourth facility to National Foundation on Gerontology, Inc., a Florida nonprofit corporation ("National Foundation"). Concurrently with the sale of the properties, the Company entered into a management agreement with National Foundation whereby the Company was retained to operate the facilities for a management fee. In December, 1994, National Foundation completed construction of a fourth facility which was then managed by the Company under the management agreement with the National Foundation.

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

         The Company intends to sell the Springfield, Ohio, Tampa, Florida, and Sarasota, Florida properties, as soon as appropriate offers are accepted (within one year), and these properties are now reflected on the balance sheet of the Company as "Property Held for Sale." These properties were purchased for future development of assisted living facilities, but are not suitable for development of facilities that are consistent with the Company's current plans to focus on smaller assisted living facilities in more rural communities.

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

                                                 High              Low

                  1996
                           First Quarter        $14.00          $  8.00
                           Second Quarter        14.00             8.50
                           Third Quarter         12.25             4.50
                           Fourth Quarter         5.125            1.00


                  1997

                           First Quarter        $ 2.25           $  1.25
                           Second Quarter         2.75              1.50
                           Third Quarter          2.75              1.50
                           Fourth Quarter         2.00              0.63

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

                                                     1996       1997
Facilities owned/leased.............................    6          6
Facilities managed(1)...............................    3          3
Total beds..........................................  184        184
Occupancy percentage at end of period(2)............ 75.9%      88.8%

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

         The Company entered into an agreement on April 30, 1997, with HealthCare REIT, Inc., a real estate investment trust (the "REIT"), for up to $41,800,000 in sale-leaseback financings for assisted living facilities. The initial financing was completed on July 18, 1997, and involved the sale-leaseback of four assisted living facilities owned by the Company for an aggregate sale price of $2,700,000. By transferring ownership of the Company's assisted living facilities to the REIT, the Company freed up capital in the facilities that was used to fund new facilities. Each phase of the REIT financing is subject to numerous conditions, including satisfaction of certain financial coverage tests by the Company. The initial REIT financing provided the Company with approximately $1,000,000 ($750,000 from REIT proceeds and $250,000 of certificate of deposit held as collateral by mortgage lender) in additional working capital after the payment of certain long-term and short-term indebtedness related to the four facilities sold to the REIT. This initial phase of the REIT financing project replaced approximately $2,709,000 of fixed assets and $1,888,000 of debt with $750,000 of working capital.

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

                                    SUMMARY COMPENSATION TABLE

                                                ANNUAL COMPENSATION
                                                       OTHER ANNUAL       ALL OTHER
NAME AND PRINCIPAL POSITION   YEAR    SALARY  BONUS    COMPENSATION     COMPENSATION(1)
---------------------------   ----    ------  -----    ------------     ---------------
John F. Robenalt  (2)         1997    $30,000  -0-         -0-              $    -0-
Richard T. Conard (2)         1997     75,000  -0-         -0-                3,500
Richard T. Conard.            1996     75,000  -0-         -0-                6,000


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

                                                                         TOTAL          PERCENT
                                                                      BENEFICIAL          OF
NAME OF BENEFICIAL OWNER                                               OWNERSHIP         CLASS
------------------------                                               ---------         -----
John F. Robenalt................................................   2,577,500(1)(2)        36.4
Elizabeth A. Conard.............................................   2,577,500(2)           36.4
Ronald O. Braun.................................................     250,000               3.5
Richard T. Conard, M.D..........................................   2,400,000(3)             --
Isidore Siegel..................................................      20,000(4)            0.3
Norbert Donelly.................................................     240,000(5)            3.4
Alastair Haddow.................................................      75,000(6)            2.1
All directors and executive officers as a group (8 persons).....   3,213,674              45.4

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


ITEM 13.        EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.
         The following exhibits are filed with this Form 10-KSB or are incorporated herein by reference.
          3(a)    Articles of Incorporation, as amended (2)
          3(b)    Bylaws(2)
          4       Form of Common Stock Certificate(2)
          10.1    1995 Incentive and Non-Qualified Stock Option Plan(2)
          10.2    Underwriters' Warrant Agreement (Common Stock)(2)
          10.3    Management Agreement dated March 3, 1974, by and between
                  National Foundation on Gerontology, Inc. and the Company and an Addendum thereto(2)

         10.4     Agreement dated as of February 26, 1998, among National
                  Foundation on Gereontology, Inc., the Company and certain
                  subsidiaries of the Company (terminating the Management
                  Agreement).(6)
         10.5     Trust Indenture dated October 27, 1993, between JLH Series I,
                  Inc. and General Trust Company(2)
         10.6     Employee Leasing Agreement(2) (g) Mortgage and Security
                  Agreement(2)
         10.7     Employment Agreement with Richard T. Conard(2)
         10.8     Employment Agreement with Elizabeth A. Conard(2)
         10.9     Trademark Assignment(2)
         10.10    Stock and Real Estate Purchase Agreement between the Company and Henri P. Couture and Ann Marie Couture(2)
         10.11    Merger Agreement, dated February 13, 1997, among Just Like
                  Home, Inc., JLH Acquisition Corp. and Community Assisted
                  Living Centers, Inc.(3)
         10.12    Shareholders Agreement, dated February 13, 1997, among
                  Elizabeth A. Conard, John F. Robenalt and Just Like Home,
                  Inc.(4)
         10.13    Settlement Agreement dated April 10, 1997, among Just Like
                  Home, Inc., Whitaker's Landing, Inc., Joann Desrosiers, David
                  Desrosiers and Jeffrey S. Russell as Co-Personal. (5)
         10.14    Letter Agreement dated as of April 10, 1997, between
                  HealthCare REIT, Inc. and the Company, as amended by First
                  Amendment to Commitment Letter dated April 25, 1997.(5)
         21       Subsidiaries of the Registrant(1)
         27       Financial Data Schedule (for SEC use only) (1)

(b)   Reports on Form 8-K.
                  None.
-------------
    (1)  Filed herewith
    (2) Incorporated by reference to the exhibit filed as part of the Company Registration Statement (File No. 33-910120A) ordered effective July 6, 1995.
    (3) Incorporated by reference to the exhibit filed as part of the Company's Form 8-K filed on February 16, 1997, as amended.
    (4) Incorporated by reference to the exhibit filed as part of the Company's Form 10-KSB for the year ended December 31, 1996, as amended.
    (5) Incorporated by reference to the exhibit filed as part of the Company's original Form 10-QSB for the quarter ended March 31, 1997.
    (6) Incorporated by reference to the exhibit filed as part of 10-KSB for the year ended Dec. 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 JUST LIKE HOME, INC.

                                 By:  /s/ JOHN F. ROBENALT
                                      ----------------------------------------
                                          John F. Robenalt
                                          President, Chief Executive Officer &
                                          Chief Operating Officer

Date: July 16, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 28th day of April, 1998.

                           Signature                          Title

             /s/ RONALD O. BRAUN                   Co-Chairman of the Board
             ----------------------------          and Director
                 Ronald O. Braun

             ----------------------------          Co-Chairman of the Board
               Richard T. Conard, M.D.             and Director

             /s/ JOHN F. ROBENALT                  President & CEO and Director
             ----------------------------
                 John F. Robenalt

             /s/ MICHAEL W. MONAHAN                Treasurer and Chief Financial
             ----------------------------          Officer (Principal Accounting
                  Michael W. Monahan               and Financial Officer)


             -----------------------------         Director
                 Elizabeth A. Conard

             /s/ ISIDORE SIEGEL                    Director
             -----------------------------
                 Isidore Siegel

             /s/ ALASTAIR HADDOW                   Director
             -----------------------------
                 Alastair Haddow

             /s/ NORBERT P. DONELLY                Director
             -----------------------------
                 Norbert P. Donelly

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




Coopers & Lybrand, L.L.P.
Tampa, Florida
February 27, 1998, except Note 20 for which the date is April 28, 1998

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

JUST LIKE HOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY for the years ended December 31, 1997 and 1996



                                                    COMMON STOCK
                                                    -------------           ADDITIONAL
                                              NUMBER OF                       PAID-IN       ACCUMULATED
                                                SHARES         AMOUNT         CAPITAL          DEFICIT         TOTAL
                                            ------------    ------------    -----------     -----------     -----------

Balance, January 1, 1996                      3,877,110     $     3,877     $ 5,676,021     $(1,511,848)    $ 4,168,050
Issuance of common stock -
          Acquisition of Charis
          Place, Inc.                            40,351              40         459,960               0         460,000

  Net loss                                            0               0               0      (2,978,081)     (2,978,081)
                                            -----------     -----------     -----------     -----------     -----------

Balance, Dec. 31, 1996                        3,917,461           3,917       6,135,981      (4,489,929)      1,649,969

   Issuance of common stock:
     As director compensation                    24,500              25          36,225               0          36,250
     Private placement                        1,510,000           1,510       1,508,490               0       1,510,000
     Merger with Community
          Assisted Living
            Centers, Inc.                     1,646,250           1,646       1,644,604               0       1,646,250

  Issuance of put options                      (214,882)           (215)       (424,785)              0        (425,000)

  Net loss                                            0               0               0      (2,227,234)     (2,227,234)
                                            -----------     -----------     -----------     -----------     -----------

Balance, Dec. 31, 1997                        6,883,329     $     6,883     $ 8,900,515     $(6,717,163)    $ 2,190,235
                                            ===========     ===========     ===========     ===========     ===========


  The accompanying notes are an integral part of these consolidated financial statements.

JUST LIKE HOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended December 31, 1997 and 1996

                                                                                1997            1996
Cash flows from operating activities:
    Net loss                                                                $(2,227,234)    $(2,978,081)
    Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation                                                              178,457         167,115
      Amortization                                                              230,261          80,945
      Net gain on sale of assets                                                (83,070)              0
      Non-cash loss from impairment of property held for sale                   227,000         622,391
      Provision for losses on amounts due from related party                     75,363         338,000
      Litigation settlement                                                           0         409,443
      Deferred taxes                                                             17,964               0
      Common stock issued as compensation                                        36,250               0
      Changes in assets and liabilities:
         Increase in accounts receivable                                       (123,407)        (86,049)
         Increase in other receivables                                         (687,306)              0
         Decrease (increase) in other current assets                             25,887         (18,345)
         Increase in other assets                                               (13,515)         (1,780)
         (Decrease) increase in accounts payable and accrued liabilities        (50,993)        277,748
         (Decrease) increase in other current liabilities                       (17,661)         71,619
                                                                            -----------     -----------
             Net cash used in operating activities                           (2,412,004)     (1,116,994)
                                                                            -----------     -----------
Cash flows from investing activities:
    Purchases of property and equipment                                        (232,952)     (3,421,562)
    Proceeds from sale of property and equipment                              2,750,703               0
    Proceeds from acquisition of Community
    Assisted Living Centers, Inc.                                               578,154               0
    Proceeds from sale of Project Marketing Decisions, Inc.                     131,250               0
    Loans to related parties                                                   (179,177)        (76,855)
    Repayments on related-party receivables                                           0          23,168
    Payments made in connection with acquisition of Charis Place, Inc.                0        (390,000)
    Deposits into restricted cash accounts                                     (389,954)        (30,116)
    Payments for other assets                                                   (80,234)        (96,479)
    Purchase of certificates of deposit                                         (25,000)       (800,000)
    Proceeds from certificates of deposit                                             0        1,150,00
                                                                            -----------     -----------
             Net cash provided by (used in) investing activities              2,552,790      (3,641,844)
                                                                            -----------     -----------

Cash flows from financing activities:
    Proceeds from issuance of long-term debt                                    172,602       3,301,177
    Repayment of long-term debt                                              (1,940,887)       (109,774)
    Payments for debt issuance costs                                                  0         (34,005)
    Proceeds from issuance of common stock                                    1,510,000               0
    Borrowings from related parties                                             170,019               0
    Repayment of related-party loans                                            (98,966)         (4,166)
                                                                            -----------     -----------
             Net cash (used in) provided by financing activities               (187,232)      3,153,232
                                                                            -----------     -----------

Net decrease in cash and cash equivalents                                       (46,446)     (1,605,606)
Cash and cash equivalents, beginning of year                                    187,135       1,792,741
                                                                            -----------     -----------
Cash and cash equivalents, end of year                                      $   140,689     $   187,135
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

         - In 1997, the Company issued 1,646,250 shares of common stock valued at $1,646,250, in connection with the merger with Community Assisted Living Centers, Inc.

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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         A summary of significant accounting policies used in the preparation of the accompanying consolidated financial statement follows:

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

         INCOME TAXES - Income taxes are provided for the tax effects of transactions reported in the consolidated financial statements. Deferred taxes are recorded to reflect the tax consequences in future liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax currently payable for the period and the change during the period in deferred tax assets and liabilities at the statutory tax rates.

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

6.       COMMUNITY ASSISTED LIVING CENTERS, INC. MERGER, CONTINUED:

         The fair values of the assets and liabilities acquired are presented as follows:

                  Cash                              $  573,154
                  Receivables                           96,369
                  Construction Inventory                94,140
                  Prepaid Expenses                       4,867
                  Office Furniture & Equipment          27,775
                  Goodwill                             867,305
                  Accounts Payable                     (17,360)
                                                    ----------
                  Total                             $1,646,250
                                                    ----------

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

8.       PROPERTY AND EQUIPMENT:

         Property and equipment is stated at cost and includes the following at December 31, 1997:

                Land                                         $  499,103
                Buildings and improvements                    1,549,180
                Furnishings and equipment                       457,636
                                                             ----------
                                                              2,505,919
                   Less: Accumulated depreciation              (232,432)
                                                             ----------
                                                             $2,273,487
                                                             ==========

9.       GOODWILL AND OTHER INTANGIBLE ASSETS:

         As of December 31, 1997, goodwill and other intangible assets consist of goodwill arising from business acquisitions and organization costs, as follows:

                Goodwill arising from business acquisitions     $1,212,335
                Organization costs                                 379,261
                                                                ----------
                                                                 1,591,596
                    Less accumulated amortization                 (299,908)
                                                                ----------
                                                                $1,291,688
                                                                ==========


10.      LONG-TERM DEBT:


         Long-term debt consists of the following at December 31, 1997:

         Mortgage note payable, interest at 10.25% through April 30, 2000 adjusted to 3% over the one-year Treasury rate thereafter; monthly principal and interest payments are approximately $8,800 based on a twenty-five year amortization with a balloon payment of the remaining balance due on April 1, 2005; collateralized by corporate office
         building                                                                                 $923,207

         Wrap note payable, issued in conjunction with acquisition of Charis
         Place, Inc., subject to an existing mortgage, interest at 9%; monthly principal and interest payments of approximately $5,600 are due through
         August 1,2002, at which time a balance of approximately $415,000 is
         due; collateralized by two assisted-living facilities                                     514,822

         Mortgage note payable, interest at Chemical Bank's prime rate plus1% (9.5% at
         Dec. 31, 1997); monthly interest payments only of approximately $5,900 until May
         22, 1998 when entire principal is due; collateralized by property held for sale           750,000

         Note payable, interest at 5.5%, payable in monthly principal and interest payments
         of $647 through September 1999; non-collateralized                                         12,913

         Note payable to an individual, interest at prime plus one percent (9.5% at December
         31, 1997); all principal and accrued interest due in March 1999; non-
         collateralized                                                                            498,364

         Note payable, interest at 9%, monthly principal and interest payments of $364
         through July 2002; collateralized by a truck                                               16,066

         Note payable, interest at 3%, monthly principal
         payments in accordance with the agreement                   30,145

         Note payable to related party, interest at 10%
         payable in monthly installmentsof $22,581 plus
         interest beginning on September 30, 1998                   406,458
                                                                -----------
                                                                  3,151,975
                       Less current portion                      (1,462,942)
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

The following table presents principal payments required on long-term debt and notes payable to related party for each of the five years subsequent to December 31, 1997 and thereafter:

                                                                    NOTES PAYABLE
                                              LONG-TERM                   TO
    YEAR ENDING DECEMBER 31,                     DEBT                RELATED PARTY            TOTAL
                                             ------------           --------------         ----------
         1998                                 $1,372,618              $   90,324           $1,462,942
         1999                                    143,495                 270,972              414,467
         2000                                     39,633                  45,162               84,795
         2001                                     43,662                       0               43,662
         2002                                    432,603                       0              432,603
         Thereafter                              713,506                       0              713,506
                                              ----------              ----------           ----------
                                              $2,745,517              $  406,458           $3,151,975
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

12.      INCOME TAXES:

         The components of the net deferred tax asset recognized in the accompanying consolidated balance sheet at December 31, 1997 are as follows:

          Deferred tax assets:
               Net operating loss carryforward          $ 2,008,127
               Installment sale                             134,814
               Bad debts                                    127,189
               Accrued interest                              55,351
               Depreciation                                  47,724
               Other                                         84,807
                                                        -----------
                                                        $ 2,458,012
          Valuation allowance                            (2,458,012)
                                                        -----------
          Net deferred tax asset                        $         0
                                                        ===========


         The following is a reconciliation of tax computed at the statutory federal rate to the income tax expense in the consolidated statements of operations:

                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                     ------------------------------------------------
                                                                1997                    1996
                                                     ----------------------     ---------------------
                                                        AMOUNT         %          AMOUNT          %
                                                     -----------      ---       ------------     ---

          Tax computed at statutory federal rate     $  (751,151)     (34)%     $(1,012,548)     (34)%
          Effect of:
            Litigation settlement                         23,800        1           139,211        5
            Change in valuation allowance                912,751       41           866,268       29
            Other                                       (161,510)      (8)            7,069        0
                                                     -----------      ---       -----------      ---
                                                     $    23,890        0%      $         0        0%
                                                     ===========      ===       ===========       ==

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

         SUMMARY OF STOCK OPTIONS - The following table summarizes the stock options outstanding under the plans described above:


                                           OPTIONS         NUMBER OF       WEIGHTED
                                        AVAILABLE FOR       SHARES          AVERAGE
                                        FUTURE GRANT     UNDER OPTION     OPTION PRICE
                                        -------------    ------------     ------------

         Balance, January 1, 1996          151,000           59,000           $ 8.90
             Options granted              (122,134)         122,134           $ 8.97
             Options canceled               85,300          (85,300)          $ 8.97
                                          --------          -------           ------

         Balance, December 31, 1996         14,166           95,834
              Options canceled              85,834          (85,834)          $ 8.97
                                          --------          -------           ------

         Balance, December 31, 1997        200,000           10,000           $10.00
                                          ========          =======           ======

         At December 31, 1997, the 10,000 options outstanding under the plan are summarized in the following table:

                             RANGE OF
                  OPTION     EXERCISE     WEIGHTED AVERAGE    WEIGHTED AVERAGE
                  SHARES      PRICES       EXERCISE PRICE      REMAINING LIFE
                  ------     --------     ----------------    -----------------
                  10,000      $10.00           $10.00                3

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


16.      COMMITMENTS AND CONTINGENCIES:

         In 1996, a corporation, which is a 5.5% holder of the Company's common stock, filed a lawsuit against the Company in the Twelfth Judicial Circuit of Florida. The plaintiff corporation alleged that the 214,882 common shares received in December 1994 should have been freely tradable and not subject to Rule 144 restrictions. In 1997, the Company entered into a settlement agreement in which the Company agreed to purchase a parcel of land for $70,000, and to repurchase the above common shares at $4 per share in 1999, at the shareholder's option. Additionally, the Company issued an option to the stockholder to purchase 50,000 additional shares of common stock at an option price of $2 per share. The Company would be required to repurchase these shares at $4 per share as described above. The Company charged the present value of the obligation to expense in 1996. The common stock related to this transaction has been recorded to common stock and options subject to put options on the consolidated balance sheet.

         Effective July 18, 1997, the Company sold four assisted living facilities to Health Care REIT, Inc., a real estate investment trust, for approximately $2.7 million, and subsequently leased back those same facilities. The term of the non-cancelable lease term is 10 years, with a 10-year renewal option, and calls for lease payments that vary in accordance with the lease agreement. The lease agreement requires certain covenants to be maintained for each facility on a quarterly basis. The most restrictive of these covenants include a coverage ratio, net worth amounts, a current ratio and a debt-to-equity ratio. At December 31, 1997, the Company did not meet the current ratio requirement, however, a debt waiver letter was obtained from Health Care REIT, Inc. Lease expense recognized in the consolidated statements of operations for the year ended December 31, 1997 is $124,014.

         Total remaining lease amounts required to be paid total $2,963,700. The following represents the minimum lease payments required under non-cancelable operating leases for the five years subsequent to December 31, 1997:

                  1998     $280,373
                  1999      287,123
                  2000      293,873
                  2001      300,623
                  2002      307,373
                  2003      314,123
                  2004      320,873
                  2005      327,623
                  2006      334,373
                  2007      197,348

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

18.      IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE
         DISPOSED OF:

         In accordance with FAS No. 121, long-lived assets to be disposed of must be reported in the consolidated balance sheet at the lower of their carrying amount or the fair value less costs to sell. The Company holds certain property for sale, which it expects to dispose of during 1998. During 1997 and 1996, a loss on impairment of this property was recorded in the amount of approximately $227,000 and $818,500, respectively.

19.      FOURTH QUARTER ADJUSTMENTS:

         During the fourth quarter of 1997 and 1996, the Company recorded the following adjustments:

                                                        1997            1996

         Impairment of value of property held
           for sale (see Note 18)                     $ 170,000      $  818,500
         Litigation settlement (see Note 16)                  0         409,443
         Allowance for uncollectible receivables
         (see Note 5)                                    75,363         338,000
                                                      ---------      ----------
                                                      $ 245,363      $1,565,943
                                                      =========      ==========

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