Form 10QSB/A
period 1998-03-31
JUST LIKE HOME INC
filed 1998-07-24
CIK 934380

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

                               AMENDMENT NUMBER 1

(Mark One)

  X      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and
----     Exchange Act of 1934
         For the period ended March 31, 1998.

---- Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to
         ________________.

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
                     -----  ----

As of March 31, 1998, there were outstanding 7,073,711 shares of Just Like Home, Inc. Common Stock, par value $.001.

ITEM 1.     FINANCIAL STATEMENTS

                     JUST LIKE HOME, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET

                                 MARCH 31, 1998
                                  (UNAUDITED)

                                     ASSETS


 Current Assets:
        Cash and cash equivalents                                                   $      55,361
        Restricted cash                                                                   200,000
        Accounts receivable - trade                                                        65,941
        Other receivables                                                                 414,406
        Other current assets                                                              134,232
                                                                                    -------------
          Total current assets                                                            869,940

 Property and equipment, net                                                            2,243,470
 Property held for sale                                                                 1,311,931
 Restricted cash and certificates of deposit                                              460,892
 Due from related parties                                                                 142,141
 Intangible assets, net                                                                 1,222,914
                                                                                    =============
Total Assets                                                                        $   6,251,288
                                                                                    =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

        Accounts payable and accrued liabilities                                    $     265,760
        Current portion of long-term debt                                                 712,000
        Current portion of related party debt                                             150,899
        Other current liabilities                                                         100,118
                                                                                    -------------
                Total current liabilities                                               1,228,777

 Long-term debt                                                                         2,054,115
 Note payable to related party                                                            254,922
                                                                                    -------------
                Total liabilities                                                       3,537,814
                                                                                    -------------

 Common Stock and Options Subject to Put Options                                          890,843
                                                                                    -------------

 Stockholders' Equity
        Preferred stock, $.01 par value; 2,000,000 shares
         authorized; none issued and outstanding                                                0
        Common stock, $.001 par value; 13,000,000 shares
         authorized; 7,073,711 shares issued and outstanding                                6,883
        Additional paid-in capital                                                      8,900,515
        Accumulated deficit                                                            (7,084,767)
                                                                                    -------------
          Total stockholders' equity                                                    1,822,631
                                                                                    -------------

 Total Liabilities and Stockholders' Equity                                         $   6,251,288
                                                                                    =============

           See accompanying notes to consolidated financial statements

                    JUST LIKE HOME, INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS


                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31,

                                                                                 1997         1998
                                                                                 ----         ----
 Revenue:
     Resident fees                                                        $    420,916  $   440,447
     Companion care fees                                                        79,993      185,985
     Consulting fees                                                           147,506            -
     Management Fees                                                            20,881            -
     Other income                                                               37,911       27,191
                                                                          --------------------------
                                                Total revenue                  707,207      653,623
                                                                          --------------------------

 Expenses:
     General and administration                                                308,861      305,633
     Assisted living facilities operations                                     305,161      390,433
     Companion care                                                             85,421      153,649
     Consulting expenses                                                       125,053            -
     Depreciation                                                               53,755       30,861
     Amortization                                                               23,816       80,052
                                                                          --------------------------
                                                Total expenses                 902,067      960,628
                                                                          --------------------------

 Operating Loss                                                               (194,860)    (307,005)
                                                                          --------------------------

 Non-Operating Income (Expense)
     Interest expense                                                         (102,425)     (70,396)
     Interest income                                                            11,311        9,797
                                                                          --------------------------
                                                                               (91,114)     (60,599)
                                                                          --------------------------
 Loss Before Income Taxes                                                     (285,974)    (367,604)
 Income Tax Expense                                                                  -            -
                                                                          --------------------------
 Net Loss                                                                 $   (285,974) $  (367,604)
                                                                          ==========================

 Net Loss Per Common Share                                                $      (0.10) $     (0.05)
                                                                          ==========================

 Weighted Average Common Shares Outstanding                                  2,917,461    7,073,711
                                                                          ==========================


        See accompanying notes to consolidated financial statements

JUST LIKE HOME, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW


                                                                                           THREE MONTHS ENDED
                                                                                                MARCH 31,

                                                                                      1997                   1998
                                                                                      ----                   ----
Cash Flows used in Operating Activities:                                         $     (105,124)        $    (131,420)
                                                                                ---------------        --------------

Cash Flows from Investing Activities:

          Acquisitions of property and equipment                                        (99,903)               (7,089)
          Deposits from restricted cash accounts                                        (53,537)               33,220
                                                                                ---------------        --------------
          Net cash used in investing activities                                        (153,440)               26,131
                                                                                ---------------        --------------

Cash Flows from Financing Activities:

          Proceeds from mortgages and notes payable                                      29,948                     -
          Repayment of mortgages and notes payable                                      (18,486)               20,598
          Borrowings from related parties                                               151,000                     -
          Repayment of related-party loans                                                    -                  (637)
                                                                                ---------------        --------------
          Net cash provided by financing activities                                     162,462                19,961
                                                                                ---------------        --------------

          Net  (decrease) in cash                                                       (96,102)              (85,328)

          Cash, beginning of period                                                     187,135               140,689
                                                                                ---------------        --------------

          Cash, end of period                                                    $       91,033         $      55,361
                                                                                ===============        ==============


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

                                                                   December 31,                March 31,
                                                                  --------------               ---------
                                                              1996                1997           1998
                                                              ----                ----           ----
Facilities owned.................................................6                  2              2
Facilities leased (1)............................................0                  4              4
Facilities managed...............................................3                  3              0
Total beds.....................................................184                184            116
Occupancy percentage at end of period........................75.9%               88.8%          80.2%


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

ITEM 1.    LEGAL PROCEEDINGS
                  None.

ITEM 2.    CHANGE IN SECURITIES
                  None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
                  None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

ITEM 5.    OTHER INFORMATION
                  None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
                  (a)  Exhibits.
                          The following exhibit is filed with this Form 10-QSB:
                          10.1 Lease Agreement between Health Care REIT, Inc.
                               and JLH Series I, Inc. originally dated
                               July 18, 1997, revised as of April 29, 1998. (a)
                          27.1 Financial Data Schedule (for SEC use only).

                          (a)  Incorporated by Reference

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    July 16, 1998                 Just Like Home, Inc.





                                       (John F. Robenalt)
                                       --------------------------
                                       Chief Executive Officer






                                       (Michael W. Monahan)
                                       ----------------------------------------
                                       Chief Financial Officer (Principal
                                       Accounting Officer and Principal
                                       Financial Officer)