Form 10QSB
period 1998-06-30
JUST LIKE HOME INC
filed 1998-08-14
CIK 934380

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

 (Mark One)

  X      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and
-----    Exchange Act of 1934

         For the period ended June 30, 1998.

         Transition Report pursuant to Section 13 or 15(d) of the Securities
-----    Exchange Act of 1934

         For the transition period from               to                 .
                                        -------------    ----------------

COMMISSION FILE NUMBER     0-25908


                              JUST LIKE HOME, INC.
             (Exact name of registrant as specified in its charter)

                  FLORIDA                                    65-0568234
             (State or other Jurisdiction                    (I.R.S. Employer
         of Incorporation or Organization)                   Identification No.)

         2440 TAMIAMI TRAIL NORTH                            34275
              NOKOMIS, FLORIDA                               (Zip Code)
         (Address of Principal Executive Offices)

         REGISTRANT'S TELEPHONE NUMBER AND AREA CODE:        941-966-3636

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

As of June 30, 1998, there were outstanding 6,927,601 shares of Just Like Home, Inc. Common Stock, par value $.001.

ITEM 1. FINANCIAL STATEMENTS

                      JUST LIKE HOME, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                  JUNE 30, 1998
                                   (UNAUDITED)

                                     ASSETS
Current Assets:
         Cash and cash equivalents                                    $   206,550
         Restricted cash                                                   81,850
         Accounts receivable - trade                                       69,776
         Other receivables                                                 59,823
         Other current assets                                              63,185
                                                                      -----------
              Total current assets                                        481,184

 Property and equipment, net                                            1,371,195
 Construction work in process                                             688,075
 Property held for sale                                                 1,311,931
 Restricted cash and certificates of deposit                              495,375
 Due from related parties                                                  26,966
 Intangible assets, net                                                 1,157,293
                                                                      -----------
Total Assets                                                          $ 5,532,019
                                                                      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
         Accounts payable and accrued liabilities                     $   362,340
         Current portion of long-term debt                              1,357,914
         Current portion of related party debt                            230,138
         Other current liabilities                                         36,606
                                                                      -----------
              Total current liabilities                                 1,986,998

 Long-term debt                                                           765,122
 Note payable to related party                                            226,985
         Deferred gain on sale-leaseback transaction                      298,734
                                                                      -----------
              Total liabilities                                         3,277,839
                                                                      -----------

 Common Stock and Options Subject to Put Options                          902,123
                                                                      -----------

 Stockholders' Equity:
         Preferred stock, $.01 par value; 2,000,000 shares
            authorized; none issued and outstanding                             0
         Common stock, $.001 par value; 13,000,000 shares
            authorized; 6,927,601 shares issued and outstanding             6,927
         Additional paid-in capital                                     8,944,743
         Accumulated deficit                                            7,599,613
                                                                      -----------
              Total stockholders' equity                                1,352,057
                                                                      -----------

 Total Liabilities and Stockholders' Equity                           $ 5,532,019
                                                                      ===========

         See accompanying notes to consolidated financial statements

       JUST LIKE HOME, INC. AND SUBSIDIARIES
       CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS


                                                                  THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                       JUNE 30,                              JUNE 30,
                                                                1997               1998               1997               1998
                                                            -----------        -----------        -----------        -----------
Revenue:
      Resident fees                                         $   452,434        $   418,477        $   873,350        $   858,924
      Management and consulting fees                            214,801                 --            383,188                 --
      Companion care fees                                        75,758            146,391            155,751            332,376
      Development fees                                               --            166,000                 --            166,000
      Other income                                               22,066             23,782             59,977             46,008
                                                            -----------        -----------        -----------        -----------
                                       Total revenue            765,059            754,650          1,472,266          1,403,308
                                                            -----------        -----------        -----------        -----------


Expenses:
      General and administration                                419,576            440,806            728,437            746,439
      Assisted living facilities operations                     315,233            522,498            620,394            912,931
      Consulting expenses                                       164,088                 --            289,141                 --
      Companion care                                            107,421            141,648            192,842            295,297
      Depreciation                                               54,388             26,867            108,143             57,728
      Amortization                                               83,357             78,085            107,173            158,137
                                                            -----------        -----------        -----------        -----------
                                       Total expenses         1,144,063          1,209,904          2,046,130          2,170,532
                                                            -----------        -----------        -----------        -----------

Operating Loss                                                 (379,004)          (455,254)          (573,864)          (767,224)
                                                            -----------        -----------        -----------        -----------

Non-Operating Income (Expense):
      Interest expense                                         (158,037)           (62,044)          (260,462)          (132,440)
      Interest income                                            17,635              7,417             28,946             17,214
                                                            -----------        -----------        -----------        -----------
                                                               (140,402)            54,627           (231,516)           115,226
                                                            -----------        -----------        -----------        -----------


Loss Before Income Taxes                                       (519,406)           509,881           (805,380)           882,450
                                                            -----------        -----------        -----------        -----------

Income Tax Expense                                                   --                 --                 --                 --
                                                            -----------        -----------        -----------        -----------

Net Loss                                                    $  (519,406)       $   509,881        $  (805,380)       $   882,450
                                                            ===========        ===========        ===========        ===========

Net Loss Per Common Share                                   $     (0.08)       $      0.07        $     (0.15)       $      0.13
                                                            ===========        ===========        ===========        ===========

Weighted Average Common Shares Outstanding                    6,761,554          6,898,086          5,347,364          6,890,708
                                                            ===========        ===========        ===========        ===========


         See accompanying notes to consolidated financial statements

JUST LIKE HOME, INC. AND SUBSIDIARIES
CONSOLIDATED  CONDENSED STATEMENTS OF CASH FLOW


                                                                            SIX MONTHS ENDED
                                                                                JUNE 30,
                                                                         1997               1998
                                                                     -----------        -----------
Cash Flows used in Operating Activities:                             $  (742,384)       $  (764,988)
                                                                     -----------        -----------

Cash Flows from Investing Activities:
         Proceeds from sale of property and equipment                         --          1,181,269
         Acquisitions of property and equipment                         (547,709)           (37,971)
         Costs of property held for sale                                      --             (6,245)
         Payments made organization costs and intangible costs          (877,772)                --
         Purchase of certificate of deposit                             (250,000)                --
         Proceeds from certificate of deposit                             56,216            116,887
                                                                     -----------        -----------
         Net cash used in investing activities                        (1,619,265)         1,253,940
                                                                     -----------        -----------

Cash Flows from Financing Activities:
         Proceeds from mortgages and notes payable                     1,165,808            300,000
         Repayment of mortgages and notes payable                       (788,871)          (767,363)
         Borrowings from related parties                                 225,883                 --
         Issuance of common stock                                      3,161,605             44,272
                                                                     -----------        -----------
         Net cash provided by financing activities                     3,764,425           (423,091)
                                                                     -----------        -----------

         Net increase in cash                                          1,402,776             65,861

         Cash, beginning of period                                       187,135            140,689
                                                                     -----------        -----------

         Cash, end of period                                         $ 1,589,911        $   206,550
                                                                     ===========        ===========





         See accompanying notes to consolidated financial statements

JUST LIKE HOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 1998
(UNAUDITED)
NOTE 1 - BASIS OF PRESENTATION

Just Like Home, Inc. and Subsidiaries (the "Company") have not changed their accounting and reporting policies from those stated in the 1997 Form 10-KSB. These unaudited interim consolidated condensed financial statements should be read in conjunction with the audited financial statements and related disclosures included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.

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

NOTE 3 - FUTURE ACCOUNTING REQUIREMENTS

Comprehensive Income: In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting of Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of financial statements. This statement also requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

This statement is effective for fiscal years beginning after December 15, 1997. Earlier application is permitted. Reclassification of financial statements for earlier periods provided for a comparative purpose is required. For the three and six month periods ended June 30, 1997 and 1998, there were no components of comprehensive income other than net income.

Disclosures About Segments of an Enterprise: In June 1997, the Financial Accounting Standards Board also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. This statement also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement requires the reporting of financial and descriptive information about an enterprise's reportable operating segments.

This statement is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. The Company has not yet determined the impact adoption of SFAS No. 131 will have on its financial statements.

         SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". In February 1998, the Financial Accounting Standards Board issued SFAS No. 132 which is effective for periods ending after December 15, 1998. The new standard revises employers' disclosures about pensions and other postretirement benefits. For the three and six month periods ended June 30, 1998 and 1997, there was no impact on the Company's financial statements as the Company does not have any postretirement benefits.

         SFAS No. 133, "Accounting for Derivative Investments and Hedging Activities". SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments and hedging activities. The Company does not maintain any derivative investments nor does it conduct any hedging activities, therefore, there is no impact on the three or six month periods ended June 30, 1998 and 1997.

         Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. In March 1998, the American Institute of Certified Public Accountants issued SOP 98-1, which is effective for financial statements for fiscal years beginning after December 15, 1998. This SOP provides guidance on accounting for the costs of computer software developed or obtained for internal use and provides guidance for determining whether computer software is for internal use. The Company does not develop any internal use software, therefore, management does not believe that there will be any impact on the Company's financial statements.

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

                                                              December 31,        June 30,
                                                              ------------        --------
                                                            1996        1997        1998
                                                            ----        ----        ----
Facilities owned ....................................          6           2           1
Facilities leased (1)(2)(3) .........................          0           4           6
Facilities managed (4) ..............................          3           3           0
Total beds ..........................................        184         184         157
Occupancy percentage at end of period (stabilized) ..       75.9%       88.8%       75.7%

(1) On July 18, 1997 the Company sold 4 facilities to Health Care REIT, Inc. and simultaneously leased the properties back under a 10 year lease agreement.

(2) On May 1, 1998 the Company sold a facility to Health Care REIT, Inc. and simultaneously leased the properties back under a 10 year lease agreement.

(3) On June 28, 1998 the Company leased a new facility from Health Care REIT, Inc. under a 10 year lease agreement.

(4) On April 1, 1998 the Company terminated its management agreements with the National Foundation on Gerontology.

----------------

Revenues

Six month

Total revenues for the six-month period ended June 30, 1998 decreased by 5% from $1,472,000 in 1997 to $1,403,000 in 1998. Resident fee income decreased 2% from $873,000 in 1997 to $859,000 in 1998 due to decreased occupancy. Just Like Family, Inc., the Company's companion care service subsidiary, reflected revenues of $156,000 in 1997 and $332,000 in 1998, an increase of 113% due to increased service hours. Management and Consulting Fees decreased from $383,000 in 1997 to $0 in 1998 due to the sale of Project Market Decisions, Inc. (PMD) effective July 1, 1997 and the termination of the management contracts with National Foundation on Gerontology. The Company received development fees on the newly constructed facilities totaling $166,000 in 1998 from Health Care REIT, Inc.

Three month

Total revenues for the three-month period ended June 30, 1998 decreased by 1% from $765,000 in 1997 to $755,000 in 1998. Resident fee income decreased 8% from $452,000 in 1997 to $418,000 in 1998 due to decreased occupancy. Just Like Family, Inc., the Company's companion care service subsidiary, reflected revenues of $76,000 in 1997 and $146,000 in 1998, an increase of 93% due to increased service hours. Management and Consulting Fees decreased from $215,000 in 1997 to $0 in 1998 due to the sale of Project Market Decisions, Inc. (PMD) effective July 1, 1997 and the termination of the management contracts with National Foundation on Gerontology. The Company received development fees on the newly constructed facilities totaling $166,000 in 1998 from Health Care REIT, Inc.

Expenses

Six month

Total expenses for the six-month period ended June 30, 1998 increased by 6%, from $2,046,000 in 1997, to $2,171,000 in 1998. Assisted living operating expenses increased from $620,000 in 1997 to $754,000 in 1998 due to a newly constructed facility, and the sale-leaseback of a number of the Company's facilities in 1998 as opposed to direct ownership of the same facilities in 1997. Companion care costs increased from $193,000 in 1997 to $295,000 in 1998 due to increased volume. General and administrative expenses were down from $728,000 in 1997 to $746,000 in 1998. Consulting costs were eliminated in 1998 due to the sale of PMD, the Company's consulting division. Amortization was up from $107,000 in 1997 to $158,000 in 1998 due to the goodwill booked as part of the merger with Community Assisted Living Centers, Inc. in 1997.

Three month

Total expenses for the three-month period ended June 30, 1998 increased by 6%, from $1,144,000 in 1997, to $1,210,000 in 1998. Assisted living operating expenses increased from $315,000 in 1997 to $364,000 in 1998 due to a newly constructed facility. Companion care costs increased from $107,000 in 1997 to $142,000 in 1998 due to increased volume. General and administrative expenses were up from $420,000 in 1997 to $441,000 in 1998. Consulting costs were eliminated in 1998 due to the sale of PMD, the Company's consulting division.

Interest Expense

Interest expense for the six-month period ended June 30, 1998 decreased from approximately $260,000 in 1997 to approximately $132,000 in 1998 due to the sale-leaseback of four facilities and the related reduction in debt.

Loss Before Income Taxes

As a result of the above, the Company incurred a loss before income taxes of approximately $882,000 for the 1998 period as compared to a loss of approximately $805,000 for the 1997 period. As a result, no provision for income taxes was required.

LIQUIDITY AND CAPITAL RESOURCES

The Company sustained a loss of $584,000 for the six period ended June 30, 1998. This was due to the Company not having a sufficient number of facilities in operation to generate the necessary income to cover home office overhead costs and the carrying costs associated with non-income producing properties. To alleviate this trend, the Company opened the first example of its 42-unit prototype facility in May 1998. Two more of these facilities are presently under construction and expect to be completed by September 1998. Three additional facilities are in the pre-construction stages of development and expected to start construction in the fourth quarter of 1998, assuming the Company raises additional capital as discussed below. The Company finalized the sale-leaseback of one of its Leesburg, Florida facilities in May 1998. This transaction generated an additional $625,000 in working capital for the Company. A deferred gain of $299,000 is being amortized over the 10-year lease period. Common stock (44,272 shares at a value of $1 per share) was issued to pay salaries to two officers during the period.

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

The remainder of the REIT funding will be available, subject to continuing satisfaction of the various financial and other covenants in the agreement, to fund newly constructed assisted living facilities in the eastern United States. The financing commitment expires on May 1, 2000.

         Although the financing for construction of additional facilities is available to the Company under the REIT credit facility described above (subject to continued compliance by the Company with the REIT requirements), the Company is required to fund all start-up costs associated with each new project. The Company estimates that it will need approximately $300,000 in cash resources other than the REIT financing for each new facility developed by the Company.

         As of July 31, 1998, the Company had negative working capital. Operating losses are expected to continue to occur for the foreseeable future. The primary cash needs of the Company relate to start-up costs associated with opening new facilities, projected operating losses for those facilities until they reach a stabilized occupancy, and certain corporate office expenses until all facilities are generating sufficient cash flow to cover those expenses.

         The Company is presently pursuing financing of approximately $2,000,000 with the representative of several investors. The Company is also pursuing other financing, equity and/or operating alternatives, including raising additional equity capital, the sale of additional assets and the reduction of operational expenses. However, there can be no assurance that the financing or other alternatives will be accomplished or if they will be offered on terms acceptable to the Company. If the Company is unable to complete the financing described above or is unable to raise funds in another manner acceptable to it, the Company may not have the cash to fund its anticipated continuing operating losses.

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


Date:  August 10, 1998                  Just Like Home, Inc.






                                        (John F. Robenalt)
                                        -----------------------------------
                                        Chief Executive Officer







                                        (Michael W. Monahan)
                                        -----------------------------------
                                        Chief Financial Officer (Principal
                                        Accounting Officer and Principal
                                        Financial Officer)