Form 10QSB
period 1998-09-30
JUST LIKE HOME INC
filed 1998-11-30
CIK 934380

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB
 (Mark One)
 X   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and
---  Exchange Act of 1934 For the period ended September 30, 1998.

___ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to
     ________________.

COMMISSION FILE NUMBER     0-25908
                       ----------------

                              JUST LIKE HOME, INC.
             (Exact name of registrant as specified in its charter)

         FLORIDA                                                          65-0568234
    (State or other Jurisdiction                                       (I.R.S. Employer
of Incorporation or Organization)                                      Identification No.)

3655 CORTEZ ROAD WEST  SUITE 110                                             34210
     BRADENTON, FLORIDA                                                    (Zip Code)
(Address of Principal Executive Offices)

REGISTRANT'S TELEPHONE NUMBER AND AREA CODE:                              941-756-2555

(Former Address of Principal Executive Offices)                         (Former Zip Code)





Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___.
                  ---
As of September 30, 1998, there were outstanding 6,927,601 shares of Just Like Home, Inc. Common Stock, par value $.001.

ITEM 1.     FINANCIAL STATEMENTS

                      JUST LIKE HOME, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

                                     ASSETS
Current Assets:
          Cash                                                                 $    87,415
          Restricted cash                                                           36,308
          Accounts receivable - trade                                               73,788
          Other receivables                                                         48,000
          Other current assets                                                      64,985
                                                                               -----------
               Total current assets                                                310,496

 Property and equipment, net                                                     2,984,609
 Construction work in process                                                      614,622
 Property held for sale                                                          1,228,829
 Restricted cash and certificates of deposit                                       491,916
 Due from related parties                                                           26,966
 Intangible assets, net                                                          1,085,849
                                                                               ===========
Total Assets                                                                   $ 6,743,287
                                                                               ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
          Accounts payable and accrued liabilities                             $   654,895
          Current portion of long-term debt and capital lease obligations        1,419,291
          Current portion of related party debt                                    230,138
          Other current liabilities                                                 93,908
                                                                               -----------
               Total current liabilities                                         2,398,232

 Long-term debt and capital lease obligations                                    2,625,968
 Note payable to related party                                                      68,425
 Deferred gain on sale-leaseback transaction                                       258,287
                                                                               -----------
               Total liabilities                                                 5,350,912
                                                                               -----------

 Common Stock and Options Subject to Put Options                                   913,403
                                                                               -----------

 Stockholders' Equity:
          Preferred stock, $.01 par value; 2,000,000 shares
             authorized; none issued and outstanding                                     0
          Common stock, $.001par value;13,000,000 shares
             authorized; 6,927,601 shares issued and outstanding                     6,927
          Additional paid-in capital                                             8,944,743
          Accumulated deficit                                                   (8,472,698)
                                                                               -----------
               Total stockholders' equity                                          478,972
                                                                               -----------

 Total Liabilities and Stockholders' Equity                                    $ 6,743,287
                                                                               ===========


          See accompanying notes to consolidated financial statements

JUST LIKE HOME, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS


                                                                THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                        SEPTEMBER 30,
                                                               1997              1998               1997              1998
                                                               ----              ----               ----              ----
Revenue:
      Resident fees                                         $  434,585        $  443,631        $ 1,307,934       $ 1,302,555
      Management and consulting fees                            20,884                --            404,072                --
      Companion care fees                                       93,809           150,367            249,561           482,743
      Development fees                                              --                --                 --           166,000
      Other income                                              27,562            18,607             93,480            59,650
                                                            -----------------------------------------------------------------
                                        Total revenue          576,840           612,605          2,055,047         2,010,948
                                                            -----------------------------------------------------------------


Expenses:
      General and administration                               436,067           288,006          1,350,310         1,034,445
      Assisted living facilities operations                    419,514           590,758          1,039,908         1,344,842
      Consulting expenses                                      102,651                --            391,792                --
      Companion care                                           114,898           154,866            307,740           450,163
      Depreciation and amortization                            241,262           169,787            322,439           437,626
      Loss from impairment of property held for sale                --            83,102                 --            83,102
                                                            -----------------------------------------------------------------
                                        Total expenses       1,314,392         1,286,519          3,412,189         3,350,178
                                                            -----------------------------------------------------------------

Operating Loss                                                (737,552)         (673,914)        (1,357,142)       (1,339,230)
                                                            -----------------------------------------------------------------

Non-Operating Income (Expense):
      Interest expense                                         (97,125)          (43,190)          (318,910)         (271,984)
      Interest income                                           34,390            10,832             70,385            28,046
      Loss on sale of assets                                        --                --                 --          (172,368)
                                                            -----------------------------------------------------------------
                                                               (62,735)          (32,358)          (248,525)         (416,306)
                                                            -----------------------------------------------------------------


Loss Before Income Taxes                                      (800,287)         (706,272)        (1,605,667)       (1,755,536)
                                                            -----------------------------------------------------------------

Income Tax Expense                                                  --                --                 --                --
                                                            -----------------------------------------------------------------

Net Loss                                                    $ (800,287)       $ (706,272)       $(1,605,667)      $(1,755,536)
                                                            =================================================================

Net Loss Per Common Share                                   $    (0.12)       $    (0.10)       $     (0.28)      $     (0.25)
                                                            =================================================================

Weighted Average Common Shares Outstanding                   6,883,329         6,927,601          5,705,391         6,903,005
                                                            =================================================================


       See accompanying notes to consolidated financial statements

JUST LIKE HOME, INC. AND SUBSIDIARIES
Consolidated  Condensed Statements of Cash Flow


                                                                             NINE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                            1997              1998
                                                                            ----              ----
Cash Flows used in Operating Activities:                                $  (572,907)      $  (737,529)
                                                                        -----------       -----------

Cash Flows from Investing Activities:
         Proceeds from sale of property and equipment                       978,009           889,059
         Acquisitions of property and equipment                             (64,967)         (926,902)
         Costs of property held for sale                                 (1,521,608)           (6,245)
         Payments made for organization costs and intangible costs         (186,371)               --
         Decrease in other assets                                            66,677                --
         Deposits into restricted cash accounts                            (281,782)               --
         Proceeds from restricted cash accounts                                  --           165,888
                                                                        -----------       -----------
         Net cash (used in) provided by investing activities             (1,010,042)          121,800
                                                                        -----------       -----------

Cash Flows from Financing Activities:
         Proceeds from mortgages and notes payable                               --           888,634
         Proceeds from financing arrangement                                                1,150,606
         Repayment of mortgages and notes payable                          (256,815)       (1,521,057)
         Repayments to related parties                                      (91,490)               --
         Issuance of common stock                                         1,545,749            44,272
                                                                        -----------       -----------
         Net cash provided by (used in) financing activities              1,197,444           562,455
                                                                        -----------       -----------

         Net decrease in cash                                              (385,505)          (53,274)

         Cash, beginning of period                                        1,026,937           140,689
                                                                        -----------       -----------

         Cash, end of period                                            $   641,432       $    87,415
                                                                        ===========       ===========


          See accompanying notes to consolidated financial statements

JUST LIKE HOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 1998
(UNAUDITED)
NOTE 1 - BASIS OF PRESENTATION

Just Like Home, Inc. and Subsidiaries (the "Company") have not changed their accounting and reporting policies from those stated in the 1997 Form 10-KSB except as follows.

In May 1998 the Company entered into an agreement with Health Care REIT for the sale/leaseback of the Company's assisted living facility in Leesburg, Florida. The Company accounted for this transaction in its June 30, 1998 Form 10-QSB as a sale of the property and as an operating lease for the leaseback. The Company has determined that this lease should have been accounted for as a financing and has recorded the related property and debt on the consolidated balance sheet at September 30, 1998. The consolidated statement of operations for the nine months ended September 30, 1998 reflects the adjustments to lease expense, depreciation of the assisted living facility and interest expense.

In addition, as part of the May 1998 agreement, the Company agreed to include additional collateral related to its assisted living facilities in Bradenton, Florida. As a result, the lease related to these facilities has been reflected as a financing, and the property and debt is recorded on the Company's consolidated balance sheet.

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

This statement is effective for fiscal years beginning after December 15, 1997. Earlier application is permitted. Reclassification of financial statements for earlier periods provided for a comparative purpose is required. For the three and nine month periods ended September 30, 1997 and 1998 there were no components of comprehensive income other than net income.

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

         SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, which is effective for periods ending after December 15, 1998. The new standard revises employers' disclosures about pensions and other postretirement benefits. For the three and nine month periods ended September 30, 1998 and 1997, there was no impact on the Company's financial statements, as the Company does not have any postretirement benefits.

         SFAS No. 133, "Accounting for Derivative Investments and Hedging Activities". SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments and hedging activities. The Company does not maintain any derivative investments nor does it conduct any hedging activities, therefore, there is no impact on the three or nine month periods ended September 30, 1998 and 1997.

         Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". In March 1998, the American Institute of Certified Public Accountants issued SOP 98-1, which is effective for financial statements for fiscal years beginning after December 15, 1998. This SOP provides guidance on accounting for the costs of computer software developed or obtained for internal use and provides guidance for determining whether computer software is for internal use. The Company does not develop any internal use software, therefore, management does not believe that there will be any impact on the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

OVERVIEW
         The historical financial statements represent the consolidated results of operations and financial condition of Just Like Home, Inc. and its subsidiaries (JLH or the Company).

         The following table sets forth the number of facilities owned or managed and the total beds and occupancy as of the end of each of the periods presented.

                                           December 31,     Sept. 30,
                                          --------------    ---------
                                          1996      1997      1998
                                          ----      ----      ----
Facilities owned ....................        6         2         1
Facilities leased (1)(2)(3) .........        0         4         6
Facilities managed (4) ..............        3         3         0
Total beds ..........................      184       184       154
Occupancy percentage at end of period     75.9%     88.8%     69.5%

(1) On July 18, 1997 the Company sold 4 facilities to Health Care REIT, Inc. and simultaneously leased the properties back under a 10 year lease agreement.
(2) On May 1, 1998 the Company sold a facility to Health Care REIT, Inc. and simultaneously leased the property back under a 10 year lease agreement.
(3) On June 28, 1998 the Company leased a new facility from Health Care REIT, Inc. under a 10 year lease agreement.
(4) On April 1, 1998 the Company terminated its management agreements with the National Foundation on Gerontology.
----------------

Revenues

Nine month
Total revenues for the nine-month period ended September 30, 1998 decreased by 2% from $2,055,000 in 1997 to $2,011,000 in 1998. Resident fee income decreased from $1,308,000 in 1997 to $1,303,000 in 1998 due to decreased occupancy. Just Like Family, Inc., the Company's companion care service subsidiary, reflected revenues of $250,000 in 1997 and $483,000 in 1998, an increase of 93% due to increased service hours. Management and Consulting Fees decreased from $404,000 in 1997 to $0 in 1998 due to the sale of Project Market Decisions, Inc. (PMD) effective July 1, 1997 and the termination of the management contracts with National Foundation on Gerontology. The Company received development fees on the newly constructed facilities totaling $166,000 in 1998 from Health Care REIT, Inc.

Three month
Total revenues for the three-month period ended September 30, 1998 increased by 6% from $577,000 in 1997 to $613,000 in 1998. Resident fee income increased 2% from $435,000 in 1997 to $444,000 in 1998 due to revenues from a recently opened facility. Just Like Family, Inc., the Company's companion care service subsidiary, reflected revenues of $94,000 in 1997 and $150,000 in 1998, an increase of 60% due to increased service hours. Management and Consulting Fees decreased from $21,000 in 1997 to $0 in 1998 due to the sale of Project Market Decisions, Inc. (PMD) effective July 1, 1997 and the termination of the management contracts with National Foundation on Gerontology.

Expenses

Nine month
Total expenses for the nine-month period ended September 30, 1998 decreased by 1%, from $3,392,000 in 1997, to $3,350,000 in 1998. Assisted living operating expenses increased from $1,040,000 in 1997 to $1,345,000 in 1998 due to a newly constructed facility and pre-opening marketing expenses of two new facilities opened in October of 1998. Companion care costs increased from $308,000 in 1997 to $450,000 in 1998 due to increased volume. General and administrative expenses were down from $1,350,000 in 1997 to $1,034,000 in 1998 attributable to cost saving measures at the home office level. Consulting costs were eliminated in 1998 due to the sale of PMD, the Company's consulting division. The Company wrote off $83,000 of costs of properties held for sale to reflect the amounts realized of the actual sales of these properties in the fourth quarter of 1998. Amortization and Interest expense have increased due to the financings the Company entered into with Health Care REIT, Inc.

Three month
Total expenses for the three-month period ended September 30, 1998 decreased by 2%, from $1,314,000 in 1997, to $1,287,000 in 1998. Assisted living operating expenses increased from $420,000 in 1997 to $591,000 in 1998 due to a newly constructed facility and pre-opening marketing expenses of two new facilities opened in October of 1998. Companion care costs increased from $115,000 in 1997 to $155,000 in 1998 due to increased volume. General and administrative expenses were down from $436,000 in 1997 to $288,000 in 1998, due to a reduction in executive office overhead resulting largely from elimination of certain staff positions. Amortization and Interest expense have increased due to the financings the Company entered into with Health Care REIT, Inc.


Interest Expense

Interest expense for the nine-month period ended September 30, 1998 decreased from approximately $319,000 in 1997 to approximately $272,000 in 1998 due to reduction of debt.

Loss Before Income Taxes

As a result of the above, the Company incurred a loss before income taxes of approximately $1,756,000 for the 1998 period as compared to a loss of approximately $1,606,000 for the 1997 period. As a result, no provision for income taxes was required.



LIQUIDITY AND CAPITAL RESOURCES

The Company sustained a loss of $1,756,000 for the nine-period ended September 30, 1998. This was due to the Company not having a sufficient number of facilities in operation to generate the necessary income to cover home office overhead costs and the carrying costs associated with non-income producing properties. To alleviate this trend, the Company opened the first of its new 42-unit prototype facility in May 1998. Two more of these facilities have been completed and opened in October 1998. The Company finalized the sale-leaseback of one of its Leesburg, Florida facilities in May 1998. This transaction generated an additional $625,000 in working capital for the Company. A deferred gain of $299,000 is being amortized over the 10-year lease period. Common stock (44,272 shares at a value of $1 per share) was issued to pay salaries to two officers during the period.

The Company entered into an agreement on April 30, 1997, with Health Care REIT, Inc., a real estate investment trust (the "REIT"), for up to $41,800,000 of financing for assisted living facilities. To date, approximately $10,000,000 in lease financings have been completed under the REIT agreement, which have provided substantial working capital to the Company. That working capital, however, has been depleted through continuing operating losses of the Company. Each future REIT financing is subject to numerous conditions, including satisfaction of certain financial coverage tests by the Company. As described in
Part III, below, the Company is currently in default of certain provisions of the REIT agreement, and there can be no assurance that any additional financings will be available from the REIT. Additionally, the REIT is not available to fund the anticipated continuing operating losses of the Company, and the Company must obtain a portion of the financing necessary to construct or develop any new facilities from sources other than the REIT, before the REIT financing could be utilized to finance or refinance any new facilities. The REIT financing commitment expires on May 1, 2000, unless earlier terminated by the REIT due to default by the Company.

         Although the financing for construction of additional facilities may be available to the Company under the REIT credit facility described above (subject to continued compliance by the Company with the REIT requirements), the Company is required to fund all start-up costs associated with each new project. The Company estimates that it will need approximately $300,000 in cash resources other than the REIT financing for each new facility developed by the Company.

         As of October 31, 1998, the Company had significant negative working capital. Operating losses are expected to continue to occur for the foreseeable future. The primary cash needs of the Company relate to start-up costs associated with opening new facilities, projected operating losses for those facilities until they reach a stabilized occupancy, and certain corporate office expenses until all facilities are generating sufficient cash flow to cover those expenses. Unless the Company is able to raise additional equity, it will not be able to develop any additional facilities, which is necessary if the Company hopes to obtain profitability from operations.

         The Company is presently pursuing an equity financing with the representative of several investors. However, there can be no assurance that the financing will be accomplished or that it will be offered on terms acceptable to the Company. If the Company is unable to complete the equity financing or is unable to raise funds in another manner acceptable to it, the Company may not have the cash to fund its anticipated continuing operating losses or to remain in business.

YEAR 2000 COMPLIANCE

         The Company believes that its two principal software systems (for accounting and operations) are Year 2000 compliant based on the newness of the systems, internal checks and vendor representations. The Company does not believe that any systems or infrastructure at its assisted living facilities will be affected by Year 2000 issues primarily because of the newness of the facilities and the lack of computer or chip based systems in those facilities. The Company has begun to implement a plan to confirm that Year 2000 issues will not adversely the Company's operations and facilities, and if necessary to develop an implementation plan to resolve any identified issues on a timely basis. The Company does not presently anticipate that the plan will require any substantial resources of the Company. The Company is also in the process of discussing with its vendors the potential impact the Year 2000 issue will have on their systems. Problems encountered by the vendors in connection with the Year 2000 issue may have a material adverse effect on the Company's financial condition and results of operations.

                           PART II. OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS
                  None.

ITEM 2.    CHANGE IN SECURITIES
                  None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
                  The Company is presently in default of certain provisions under its agreement with the REIT for the lease of six facilities from the REIT. In particularly, the Company failed to obtain the consent of the REIT to certain changes in its senior management in September, 1998, has been consistently 60 days in arrears in rental payments to the REIT, and is in violation of certain financial covenants. The new senior management of the Company has met with representatives of the REIT, and to date, the REIT has taken no actions to exercise any of its remedies available to the REIT under the financing documents. The Company has agreed to keep the REIT informed as to the efforts of the Company to raise additional equity capital, and does not anticipate that the REIT will take any actions adverse to the Company or its leased facilities until the Company has had additional time to raise new equity capital. There can be no assurance that the REIT will continue to forbear from exercising any remedies available to it, including efforts to terminate the leases and regain possession of the leased facilities.

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


Date:    November 25, 1998        Just Like Home, Inc.






                                  (Daniel D. Levitan)
                                  ---------------------------------------------
                                  Chief Executive Officer (Principal Executive, Accounting and Financial Officer)