Form 10KSB
period 1998-12-31
JUST LIKE HOME INC
filed 1999-11-04
CIK 934380

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                  FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                  For the fiscal year ended December 31, 1998


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


                          WILDEWOOD PROFESSIONAL PARK
                        3655 CORTEZ ROAD WEST, SUITE 110
                            BRADENTON, FLORIDA 34210
                                  941-756-2555
         (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:   None
Securities registered pursuant to Section 12(g) of the Act:   Common Stock
                                                              ($.001 par value)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         On October 22, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant was $2,278,105 (based on the average bid and asked prices on such date). For purposes of determination of the above stated amount, only directors, executive officers and 10% or greater shareholders are deemed affiliates.

         As of October 22, 1999, there were outstanding 12,319,397 shares of Common Stock, $.001 par value per share.

                      DOCUMENTS INCORPORATED BY REFERENCE

None.

                                1998 FORM 10-KSB

                               TABLE OF CONTENTS


                                                                                            Page
                                                                                            ----
Part I

Item 1.        Description of Business                                                         1
Item 2.        Description of Properties                                                       7
Item 3.        Legal Proceedings                                                               8
Item 4.        Submission of Matters to a Vote of Security Holders                             8

Part II

Item 5.        Market for Common Equity and Related Stockholder Matters
                   Price Range of Common Stock                                                 9
Item 6.        Management's Discussion and Analysis of
                   Financial Condition and Results of Operations                               9
Item 7.        Financial Statements                                                           12
Item 8.        Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure                                        12

Part III

Item 9.        Directors, Executive Officers, Promoters and Control Persons;
                   Compliance with Section 16(a) of the Exchange Act                          13
Item 10.       Executive Compensation                                                         15
Item 11.       Security Ownership of Certain Beneficial Owners and Management                 15
Item 12.       Certain Relationships and Related Transactions                                 17
Item 13.       Exhibits and Reports on Form 8-K                                               17


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

         The facilities leased by the Company range in size from approximately 7,000 square feet designed for occupancy by up to 16 residents, to approximately 21,000 square feet, designed for occupancy by up to 45 residents. Based upon its experience in developing and managing assisted living facilities, the Company has developed two prototype facilities. One facility is 21,000 square feet designed as a 42-unit (45 bed), and the other a two building, 52-unit comprised of 29,000 square feet.

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

COMPETITION

         The long-term care industry is highly competitive, and the Company expects that the assisted living business in particular will become more competitive in the future. The Company competes with numerous other companies providing similar long-term care alternatives such as home health agencies, life care at home, community-based service programs, retirement communities and convalescent facilities. Nursing facilities that provide long-term care services are also a potential source of competition for the Company.

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

EMPLOYEES

         The Company currently employs 175 persons, four of whom work at its corporate office. The Company has entered into an agreement with a contract human resource service for the leasing of most of its employees. The service company is responsible for all payroll functions and for the payment of taxes and wages for the leased employees. The Company pays the service a monthly lease fee equal to the Company's total gross payroll plus a fixed fee based on the number of employees. None of the Company's employees is represented by a labor union.

         A significant risk for the Company is its ability to attract and retain qualified employees, particularly at the Company's facilities. The Company has historically experienced a high level of turnover among its hourly employees.

RECENT DEVELOPMENTS

         1.  SETTLEMENT OF THE HEALTH CARE REIT LEASE TERMINATION LITIGATION.

             As the Company previously reported, in March 1999, the Company received from Health Care REIT, Inc. ("HCRI") Notices of Termination of its Lease Agreements for all eight facilities operated by the Company. The Company filed counterclaims in various courts in Florida, seeking among other things, to block the terminations of the leases and to construe the leases as financing arrangements subject to Florida laws regarding foreclosure of mortgages.

             By Letter Agreement dated April 16, 1999, the Company and HCRI reached a settlement of all pending disputes between them, which went into effect on April 30, 1999. The Letter Agreement provides in pertinent respects for the following:

             1. The parties entered into a stipulated Judgment Entry in each of the actions pending in Florida, in which the court specifically found that the leases between the parties were true leases, that the leases were not a financing lease or a mortgage, that the Company did not have an option to purchase, that the Company did not have any type of ownership interest in any of the leased property, that the Company was in default of the leases, and that HCRI had the right to, and properly did, terminate the leases without prior notice to the Company. The stipulated Judgment Entry also provided that, if the Company defaults under the new lease referred to below, HCRI may provide notice of the default to the Company by facsimile, during the hours of 9:00 a.m. - 5:00 p.m. Monday through Friday, and, if the default is not cured within 48 hours, not including weekends, the court, upon the filing of an affidavit by a representative of HCRI stating that a default has occurred and the 48 hour cure period has expired without the cure being effectuated, will issue an immediate order evicting the Company without any other prior notice to the Company.

             2. The Company and HCRI have entered a new single lease for a nine-month term. The property subject to the new lease is all eight facilities operated by the Company (collectively the "Leased Property"). The rent due under the new lease is the same as the rents under the terminated leases.

             3. HCRI previously drew on the Letters of Credit issued on behalf of the Company in the amount of $521,019. The amount necessary to be paid by the Company for rent and other expenses through April 1999 was $516,894, which was fully offset by the amounts drawn by HCRI on the Letters of Credit. In addition, the Company agreed to pay to HCRI a total of $200,000 to compensate HCRI for the attorneys' fees and expenses incurred by HCRI in enforcing its remedies under the leases. The

Company paid $102,161 of this amount to HCRI in April, and paid an additional $47,839 in installments through September 1999. If the Company purchases the Leased Property, it will pay to HCRI all remaining amounts still owed for HCRI's attorneys' fees and expenses, up to a total of $200,000.

             4. The Company also agreed to pay timely the Company's new payables and provide evidence of all money being invested in or contributed to the Company. "New Payables" means all amounts actually owed by the Company falling due after the date of the Letter Agreement. The Company, within 30 days after execution of the Letter Agreement, paid $200,000 toward accounts payable existing as of the date of the Letter Agreement. In addition, the Company agreed to pay (and did pay) an additional $25,000 per month toward accounts payable existing as of the date of the Letter Agreement.

             5. The Company also agreed to establish certain additional Letters of Credit with HCRI if certain operating benchmarks were not met. The Company and HCRI have been discussing how to apply the benchmarks to the Company's actual results of operations and are presently negotiating an alternative arrangement by which the Company may establish an additional escrow account to pay operating expenses of the Company.

             6. In addition to the Letters of Credit referenced above, at closing, the Company provided a new Letter of Credit in favor of HCRI in the amount of $270,000 as security for the payment of rent under the new lease and to insure that the Company will, upon termination or expiration of the lease, fulfill its promise to immediately surrender the Leased Property without resistance, not file bankruptcy, and take all necessary actions to assist in the transfer of the Leased Property to HCRI or its designee. Failure to do any of the above, will allow HCRI to immediately draw the entire amount of the Letter of Credit.

             7. Unless the new lease has been terminated or the Company is in default of any term of the lease, the Company will have the right to purchase the Leased Property at any time during the lease term but this right will automatically expire at the end of the lease term. If the Company is going to exercise this right to purchase, the Company must purchase all of the Leased Property from HCRI. The approximate total cost to the Company to exercise this purchase option is $11,500,000. This amount includes approximately $10,670,000 as purchase price for the Leased Property plus the payment of various other items to HCRI described above that remain unpaid as of the purchase date for the Leased Property. If, during the lease term, the Company delivers to HCRI a binding commitment letter for the financing of the Company's purchase of the Leased Property from a lender acceptable to HCRI ("Commitment Letter"), the Company will be allowed to extend the lease term up to three months (to April 30, 2000) to allow for the consummation of the purchase of the Leased Property. During each month following the original nine-month lease term, the purchase price for the Leased Property will continue to increase 3/4% each month. The Company will not have the right to purchase the Leased Property if it is in default of the lease or if the lease has expired or terminated. If HCRI has not received a Commitment Letter from the Company during the nine-month lease term, the Company will have no right to purchase the facilities after the original nine-month lease term. The right to purchase the property will immediately, and automatically, be forfeited upon the termination or expiration of the lease. Under no circumstances, will the lease be for a period longer than 12 months nor will the Company's right to purchase the Leased Property be for a period longer than 12 months.

             The settlement with HCRI was effective April 30, 1999. As of the date of the filing of this Report, the Company is current in its financial obligations to HCRI under the Letter Agreement.

             As stated repeatedly in the Letter Agreement, any default by the Company in virtually any of its financial or nonfinancial obligations under the Letter Agreement or the new lease will result in termination of the new lease for all eight facilities upon 48 hours facsimile notice by HCRI. If that were to occur, the Company would have no operating assets and no prospects for continued operations.

         2.  SETTLEMENT OF THE CONTRACTOR LITIGATION.

             At the time the Company was negotiating with HCRI, the Company was also involved in litigation with the general contractor for its two most-recently constructed facilities (the Lake Wales and Haines City, Florida facilities), which facilities had been financed by HCRI. At the time of the closing of the Letter Agreement with HCRI, this litigation was unsettled. The Company provided a Letter of Credit in favor of HCRI in the amount of $50,000 as security that the Company would pay the contractor on the two facilities, which Letter of Credit remains in effect.

             The Company has since reached a complete settlement with the contractor. As part of the settlement, the Company paid the contractor $200,000, agreed to pay the contractor $19,200 per month for nine months (four months of which have been paid as of October 15, 1999), and agreed to pay the contractor an additional $252,000 on May 1, 2000. Under the Company's Letter Agreement with HCRI, the Company must, prior to or at the time of closing on its purchase of the Leased Property, pay all amounts owed to the contractor under this settlement.

ITEM 2.  DESCRIPTION OF PROPERTIES

         The Company presently owns no assisted living facilities and leases 8 assisted living facilities from HCRI.

         As described immediately above under "Item 1. Description of Business
- Recent Developments," the Company has entered into a settlement agreement with HCRI for a lease of all eight facilities from HCRI, which lease will expire on January 31, 2000, if not earlier terminated, or extend to April 30, 2000, on the limited terms described above. If the Company is unable to raise the financing to exercise its purchase option by January 31, 2000 (or April 30, 2000, if the extension terms are satisfied), the lease for all eight facilities will terminate and the Company will cease operations. Additionally, the Letter Agreement with HCRI and the lease provide that they may be terminated upon 48-hours notice if the Company defaults in the performance of any of its obligations under the Letter Agreement or the lease.

         The Company leases the following real property:


                                                    LICENSED          OCCUPANCY
NAME/LOCATION             DATE OPENED      UNITS      BEDS      (4/30/99)     (9/30/99)
-------------             -----------      -----      ----      ---------     ---------

Shaw's Point                 12/87          16         16           13           14
Bradenton, Florida

Village Green                1/89           16         20           18           16
Bradenton, Florida


                                                    LICENSED          OCCUPANCY
NAME/LOCATION             DATE OPENED      UNITS      BEDS      (4/30/99)     (9/30/99)
-------------             -----------      -----      ----      ---------     ---------


Twin Oaks - Acacia           7/96           18         20           15           16
Bradenton, Florida

Twin Oaks - Bougainvallea    12/96          18         20           18           17
Bradenton, Florida

Haines City                  11/98          42         45            6           20
Haines City, Florida

Lake Wales                   11/98          42         45           27           33
Lake Wales, Florida

Charis Centre                4/96           31         36           29           27
Leesburg, Florida

Orange City                  6/98           42         45           31           36
Orange City, Florida


ITEM 3.  LEGAL PROCEEDINGS

         An action was filed against two subsidiaries of the Company in May 1999 in the Circuit Court in Manatee County, Florida alleging negligent care of a resident resulting in cuts, bruises and a fractured hip (which allegedly resulted in the resident's death) from November 1996 through June 1998. The complaint also alleges violations of certain Florida statutes regarding the rights of residents in long-term care facilities. The complaint also names as a defendant the National Foundation on Gerontology, Inc. (the "Foundation"), a Florida nonprofit corporation. During the period in question, the facility at which the alleged acts occurred was owned by the Foundation and was managed by the Company under a management agreement. The management agreement was terminated in February 1998. The Company's insurer has assumed the defense of this matter, subject to a $1,000 deductible.

         There is another lawsuit pending against the Company in Springfield, Ohio in which a real estate broker is claiming a commission due on the sale of certain property previously owned by the Company in Ohio. The claimed commission is less than $10,000.

         Additionally, various vendors to the Company have threatened lawsuits against the Company in the past six months due to late payments on their invoices.

         Except as described above, there presently is no other litigation pending, or to the knowledge of management, threatened against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None. The Company did not hold an annual meeting of stockholders in 1998 and has not yet held an annual meeting of stockholders in 1999. The Company has scheduled an annual meeting for December 10, 1999.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS PRICE RANGE OF COMMON STOCK

         The Company's common stock trades on OTC bulletin board under the symbol "JLHC." The following is the range of high and low sales prices for the Company's common stock for the last two calendar years.


                                                 High            Low
         1997

                     First Quarter               $2.25          $1.25
                     Second Quarter               2.75           1.50
                     Third Quarter                2.75           1.50
                     Fourth Quarter               2.00           0.63

         1998

                     First Quarter               $2.75          $0.625
                     Second Quarter               2.344          0.1063
                     Third Quarter                1.25           0.31
                     Fourth Quarter               0.531          0.188


         On October 22, 1999, the closing sale price of the Company's Common Stock was $0.40625 per share. The above quotations reflect inter-dealer quotations, without retail mark-up, mark-down or commission, and may not represent actual transactions.

         As of October 22, 1999, the Company had approximately 1,000 record and beneficial holders of the Company's Common Stock. The Company has not paid any dividends on its Common Stock since its inception and does not anticipate paying any dividends on its Common Stock in the foreseeable future. The Company currently plans to retain earnings, if any, to finance its business operations.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This discussion and analysis contains both historical and forward-looking information. The forward-looking statements may be significantly affected by risks and uncertainties and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There can be no assurance that anticipated future results will be achieved. Readers are cautioned that a number of factors, which are described in this report and below, could adversely affect the Company's ability to attain these results, including the Company's ability to obtain the financing necessary to exercise the Company's option to purchase the Leased Property under the Letter Agreement with HCRI described above. If the Company is unable to raise the financing to exercise its purchase option, the lease for all eight facilities will terminate and the Company will cease operations. Additionally, the Letter Agreement with HCRI and the lease provide that they may be terminated upon 48-hours notice if the Company defaults in the performance of any of its obligations under the Letter Agreement or the lease. Additionally, the Company's future performance will be affected by its ability or inability to operate its current facilities on a break-even or profitable basis (which it has been unable to do since its initial public offering in 1996), the availability of long-term financing for the development of new facilities, the availability of financing for the anticipated operating losses associated with the development of new facilities, the ability of the Company to operate its facilities efficiently, the ability to fill-up current and new facilities and the ability to attract qualified personnel.

OVERVIEW

         The Company's revenues historically consisted primarily of (i) rental of residences in assisted living facilities, (ii) management fees for the provision of such services to facilities owned by other entities (for 1997 and prior years), (iii) companion care fees, and (iv) consulting fees (for 1997 and prior years). Effective April 1, 1998, the Company terminated an unprofitable, long-term management arrangement, and in 1997 the Company sold the operations of its consulting subsidiary. Resident rental rates are reviewed annually and adjustments, if any, are based on changes in the Company's operating costs or as market conditions dictate. The level of service provided to each resident is also reviewed on a continuous basis to determine whether individual needs have changed, which require an adjustment of services and, therefore, rates. The Company's expenses for facilities include (i) residence operating expenses, such as staff payroll, food, utilities, insurance, property taxes, and other direct residence operating expenses, (ii) depreciation and amortization for owned facilities, (iii) interest expense, and (iv) for leased facilities, rental expense. General and administrative expenses consisting of marketing, legal, accounting and other administrative expenses are incurred for Company owned and leased facilities.

RESULTS OF OPERATIONS

         The Company incurred a net loss for 1998 of $4,105,000, compared to a net loss for 1997 of $2,227,000. The Company had a decrease in revenues for 1998 to $2,496,000, compared to $2,613,000 in 1997. However, resident fee revenues increased by $102,000 in 1998 due to the opening of new facilities during 1998. The companion care services revenues increased in 1998 to $598,000, an increase of $214,000 over 1997 revenues. No consulting revenues were received in 1998 because that division was sold in 1997. Consulting revenues were $336,000 in 1997. No management fee income was recorded in 1998, as all management contracts were cancelled. Management fees of $47,000 recorded in 1997 were not collected.

         The Company's operating expenses in 1998 were $4,648,000, up $316,000 (or 7.3%) from 1997. Assisted living expenses increased $560,000 in 1998 to $1,992,000 due to the opening of two new facilities. Companion care expenses increased $101,000 in 1998 to $572,000 due to increased payroll associated with additional billable service hours. Consulting expenses were not incurred in 1998 because the consulting division was sold in 1997. General and administrative expenses were down $169,000 in 1998 to $1,460,000 due to cutbacks of home office expenses. Non-operating expenses increased in 1998 due to the termination of leases of $499,000 and a loss from impairment of property held for sale of $859,000. See "Item 1. Description of Business - Recent Developments," for an extensive discussion of the settlement of litigation with HCRI relating to the termination of the leases for the eight facilities and the execution of a new short-term lease.

         The Company also wrote down property held for sale $296,000 in 1998. This write-down was based upon actual sale prices of the property held for sale. In addition, goodwill associated with the merger of Community Assisted Living Centers, Inc. into a wholly-owned subsidiary of the Company in April 1997, in the amount of $564,000 was written off in 1998. The Company reported a loss of

$249,000 on the sale of assets, consisting primarily, of the sale of the corporate headquarters. In 1997 the Company reported a gain of $83,000 on the sale of assets.

LIQUIDITY AND CAPITAL RESOURCES

         As described above under "Item 1. Description of Business - Recent Developments," the Company has entered into a settlement agreement with HCRI for a lease of all eight facilities from HCRI, which lease will expire on January 31, 2000, if not earlier terminated. The Company may extend the lease to April 30, 2000, if prior to January 31, 2000, the Company obtains a satisfactory binding commitment to finance the Company's option to purchase all the Leased Properties. The Company estimates that the option exercise price, including associated expenses, will be approximately $11,500,000. If the Company is unable to raise the financing to exercise its purchase option, the lease for all eight facilities will terminate and the Company will cease operations. Additionally, the Letter Agreement with HCRI and the lease provide that they may be terminated upon 48-hours notice if the Company defaults in the performance of any of its obligations under the Letter Agreement or the lease.

         The Company is pursuing a financing for the Company with the representatives of several institutional lenders. The current discussions involve bridge financing to be converted to permanent debt, although the final form of the financing, if completed at all, cannot be predicted at this time. If the Company is unable to obtain the necessary financing to acquire the assisted living facilities, the Company's lease of the assisted living properties will terminate and operations will consist only of companion care services.

         On an ongoing basis, the primary cash needs of the Company relate to start-up costs associated with opening new facilities and projected operating losses for those facilities until they reach a stabilized occupancy and corporate office expense until all facilities are generating sufficient cash flow to cover those expenses. Additionally, the Company incurred substantial cash expenses associated with the defense and short-term settlement of the lease termination dispute with HCRI described above under "Item 1. Description of Business - Recent Developments."

         The Company entered into a letter of intent with Peridot Enterprises, Inc. ("Peridot") in April 1999, under which Peridot committed to invest $1,000,000 in the Company. The Company initially agreed to issue shares of Common Stock and shares of a new class of preferred stock to Peridot or its assigns in exchange for the $1,000,000 investment. The Company and Peridot later agreed that the Company would issue an aggregate of 2,920,000 shares of its Common Stock to Peridot or its assigns in exchange for the $1,000,000 investment, and no shares of preferred stock. As of September 30, 1999, all $1,000,000 has been invested by Peridot or its affiliates, and all 2,920,000 shares of Common Stock have been issued by the Company to various assignees of Peridot, including Robert C. Lohr, who now serves as the Chairman of the Board and Chief Executive Officer of the Company.

         The Company has used the proceeds of this stock sale to fund certain expenses associated with the settlement with HCRI, to fund the settlement with KDA, and to fund the operations of the Company since April 1999. Currently, the occupancy of the assisted living facilities is not yet sufficient to fully cover the home office overhead. The Company expects to reach break even occupancy levels by December 1999.

         The losses incurred by the Company during 1997 and 1998 were funded primarily through (i) approximately $565,000 in cash and cash equivalents received by the Company from the merger of Community Assisted Living Centers, Inc. into a wholly owned subsidiary of the Company in April,

1997, (ii) approximately $1,510,000 in proceeds of a private placement of common stock of the Company in April, 1997, and (iii) approximately $1,625,000 in cash generated from the sale and leaseback financing of five facilities of the Company under the sale leaseback financings with HCRI.

ITEM 7.  FINANCIAL STATEMENTS

         The following financial statements are contained on pages F-1 through F-23 of this Report:

         Report of Independent Accountants

         Consolidated Balance Sheet - December 31, 1998

         Consolidated Statements of Operations - Years Ended December 31, 1998
            and 1997

         Consolidated Statements of Stockholders' Equity (Deficit) - Years
            Ended December 31, 1998 and 1997

         Consolidated Statements of Cash Flows - Years Ended December 31, 1998
            and 1997

         Notes to Consolidated Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         As previously reported, effective May 25, 1999, the Company dismissed PricewaterhouseCoopers LLP as the Company's independent accountants. The reports of PricewaterhouseCoopers LLP on the financial statements of the Company for each of the years ended December 31, 1996 and 1997, did not contain an adverse opinion or disclaimer of opinion, nor were they modified as to uncertainty, audit scope or accounting principles. The decision to change accountants was approved by the Board of Directors of the Company.

         For the fiscal years ended December 31, 1996 and 1997, and for the period from January 1, 1998 through May 25, 1999, there were no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of PricewaterhouseCoopers LLP, would have caused it to make reference to the subject matter of the disagreement in connection with its report on these financial statements for those years.

         On May 19, 1999, the Company engaged Templeton & Company, P.A., Royal Palm Beach, Florida, as independent auditors for purposes of auditing the Company's financial statements for the year ended December 31, 1998. The Company did not consult with Templeton & Company, P.A. regarding the application of accounting principles to a specific completed or contemplated transaction or the type of audit opinion that might be rendered on the Company's financial statements, and no written or oral advice was provided by Templeton & Company, P.A. that was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The name, age and position of each director and executive officer of the Company is as follows:


DIRECTOR AND EXECUTIVE OFFICERS     AGE     POSITIONS AND OFFICES HELD
-------------------------------     ---     --------------------------

Robert C. Lohr                       53     Chairman of the Board and Chief
                                            Executive Officer

Bruce C. Baldwin                     54     Director

Ronald O. Braun                      55     Director

Elizabeth A. Conard                  61     Executive Vice President, Secretary
                                            and Director

Michael W. Monahan, CPA              45     Director

Isidore Siegel                       81     Director

Raymond G. Smith                     57     Director


-------------------------------------------------------------------------------

         ROBERT C. LOHR became Chairman of the Board and Chief Executive Officer of the Company effective April 30, 1999. Mr. Lohr was elected to those positions as part of the commitment by Peridot Enterprises, Inc. ("Peridot Enterprises"), a company controlled by Mr. Lohr, to invest up to $1,000,000 in the Company. Mr. Lohr's first assisted living business was started in a nursing facility in 1980. Since then Mr. Lohr has been involved in the operations of more than 40 assisted living residences and has opened newly-constructed facilities and facilities that were renovations of vacant schools, convents, private homes and historic hotels. Mr. Lohr founded Peridot Enterprises in 1991 to own, operate and consult in long-term care. Peridot Enterprises currently owns one nursing facility in Pennsylvania and five assisted living residences in Florida, in addition to its investment in Just Like Home. Mr. Lohr holds a Bachelor of Science degree from Slippery Rock University and a Master of Science degree and additional certifications from Duquesne University, and he is a licensed nursing home administrator (NHA). He has served three terms as the president of the Pennsylvania Health Care Association and is currently the chairman of the National Center for Assisted Living, the assisted living section of the American Health Care Association. He has been a featured speaker at various seminars across the country; and, most recently, he testified on behalf of the assisted living industry before the U.S. Senate's Subcommittee on Aging.

         BRUCE C. BALDWIN became a director of the Company in May 1999 with the election of Mr. Lohr to the Board. Mr. Baldwin is the President and Chief Executive Officer of Baldwin, Thomas and Associates, Inc., a health care management company, which owns three skilled nursing homes in Florida. His past experience includes Director of Operations for United Health Services, Inc., hospital administrator at the University of Virginia Medical Center, and nursing home administrator in the states of Florida and Virginia. Mr. Baldwin has also been active in the Florida Health Care Association and the

American Health Care Association since 1980. He holds a Bachelor of Arts Degree from Randolph-Macon College and a Masters Degree in Hospital and Health Care Administration from the Medical College of Virginia.

         RONALD O. BRAUN became a director of the Company in April, 1997. Mr. Braun is an investment banker with U.S. Bancorp Piper Jaffray Inc., where he specializes in health care finance with an emphasis on long-term care projects for not-for-profit and proprietary clients. Prior to joining U.S. Bancorp Piper Jaffray Inc., Mr. Braun was a corporate Vice President of A.G. Edwards & Sons, Inc. for approximately eight years, where he concentrated primarily in the long-term care sector of the health care industry. Earlier in his career, he spent over seven years in health care administration as a Vice President of a 332-bed hospital.

         ELIZABETH A. CONARD has served as a director of the Company since it was organized. Ms. Conard served as President and Chief Operating Officer of the Company and its various subsidiaries from the dates they were formed until April 10, 1997. Since that date, Ms. Conard has served as an Executive Vice President of the Company and continues as the corporate Secretary and a director of the Company. Mrs. Conard has over 20 years experience in the ownership and operation of retirement communities, including independent and congregate facilities, assisted living, dementia units and nursing homes. Mrs. Conard serves on the Florida Health Care Association Board of Directors and has served four years as the state Assisted Living Vice Chairman. She was the Assisted Living Vice Chairman of the American Health Care Association's National Center for Assisted Living for the past two years. Mrs. Conard conducts seminars and workshops and is a frequent speaker at state and national conventions in Assisted Living.

         MICHAEL W. MONAHAN, CPA, served as Treasurer and Chief Financial Officer of the Company from April 1997, until August 1998. From July 1996 to August 1998, Mr. Monahan was also Treasurer and Chief Financial Officer of Community Assisted Living Centers, Inc., which the Company acquired by merger on April 10, 1997. Prior to joining Community Assisted Living Centers, Inc., Mr. Monahan had been engaged in public accounting, including serving as senior audit manager with a Big 6 firm, a partner in a smaller regional firm, and a shareholder in a Sarasota-area firm. Mr. Monahan resigned as the Treasurer and Chief Financial Officer of the Company in August 1998, at which time he returned to private practice in his own CPA firm. In May 1999, Mr. Monahan was elected to the Board of Directors as part of the investment in the Company by Mr. Lohr and his affiliates, and continues to work with the Company on a consulting basis in connection with certain ongoing financial and reporting matters and as agreed to on special projects.

         ISIDORE SIEGEL is a retired attorney. Mr. Siegel was named Acting Chief Executive Office and Chairman of the Board effective March 25, 1999, when Daniel D. Levitan resigned as Chairman of the Board and Chief Executive Officer of the Company, and Darryl R. Callahan resigned as President of the Company. Mr. Levitan assumed the positions of Chairman of the Board and CEO of the Company effective September 28, 1998, in anticipation of an equity investment in the Company by an investor group led by Mr. Levitan. Neither Mr. Levitan nor any group associated with him ever made an equity investment in the Company. Effective April 30, 1999, Mr. Seigel stepped aside as Acting Chief Executive Officer and Chairman of the Board. Mr. Siegel has served as a member of the Board of Directors since 1995. Until July, 1990, Mr. Siegel was a senior partner with the law firm of Siegel & Godt in Garden City, New York. Until June, 1994, Mr. Siegel served as corporate secretary of Weldotron Corporation, an AMEX listed company engaged in the manufacture and sale of stretch and shrink packaging machinery. Mr. Siegel also served as a director of that company until April, 1993. At various times, Mr. Siegel has also been a developer, owner and operator of nursing homes. During the late 1960s, Mr. Siegel developed and owned two nursing homes, and from the mid-1970s to 1990, Mr. Siegel developed, owned and operated two other nursing homes. Mr. Siegel is currently a part owner in four nursing home facilities.

         RAYMOND G. SMITH became a director of the Company in May 1999 with the election of Mr. Lohr to the Board. Mr. Smith has served as Vice President and General Manager of Ranbar Electrical Materials, Inc. since 1995, where he is responsible for all facets of managing this specialty chemical company. His career encompasses more than 25 years of experience in a variety of business enterprises, including as an executive with Westinghouse Electric Corporation, and management responsibility in manufacturing, marketing/sales, strategic planning quality and technology. Mr. Smith received his BA in Economics from UCLA and his MBA from the University of Pittsburgh.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth the cash and other compensation paid in 1996, 1997 and 1998 to the Chief Executive Officers of the Company during those three years. No other executive officer of the Company earned in excess of $100,000 in 1996, 1997 or 1998.

                           SUMMARY COMPENSATION TABLE


                                                          ANNUAL COMPENSATION
                                                                      OTHER ANNUAL       ALL OTHER
NAME AND PRINCIPAL POSITION         YEAR        SALARY     BONUS      COMPENSATION     COMPENSATION(1)
---------------------------         ----        ------     -----      ------------     ---------------

Daniel D. Levitan(2)                1998       $36,000      -0-            -0-               -0-
John F. Robenalt(2)                 1998        59,731      -0-            -0-               -0-
                                    1997        30,000      -0-            -0-               -0-
Richard T. Conard, M.D.(3)          1997        75,000      -0-            -0-            $3,500
                                    1996        75,000      -0-            -0-             6,000


---------------
(1)  Consists of automobile allowance.

(2) Mr. Levitan replaced Mr. Robenalt as Chief Executive Officer of the Company in September 1998.

(3) Mr. Robenalt replaced Dr. Conard as Chief Executive Officer of the Company on April 10, 1997.

         No stock options, stock appreciation rights or similar stock-based benefits were granted or issued to any of the named persons in 1996, 1997 or 1998, and no executive officer of the Company, including the named persons, presently holds any stock options or stock appreciation rights or similar stock-based compensation arrangements.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         The following table sets forth as of October 11, 1999, certain information with regard to the beneficial ownership of the Common Stock by (i) all persons known by the Company to be the beneficial owners of more than 5% of the outstanding Common Stock; (ii) each director and nominee for director of the Company; (iii) each executive officer named in the Summary Compensation Table in Item 10; and (iv) all directors and executive officers of the Company as a group. Unless otherwise indicated, all shares shown in the table below are held with sole voting and investment power by the person indicated.

                                                                    TOTAL           PERCENT
                                                                 BENEFICIAL           OF
NAME OF BENEFICIAL OWNER                                          OWNERSHIP          CLASS
------------------------                                         ----------         -------

Robert C. Lohr . . . . . . . . . . . . . . . . . . . . . . . . . 3,340,200(1)        27.1
Elizabeth A. Conard. . . . . . . . . . . . . . . . . . . . . . . 2,475,000(2)        20.0
Ronald O. Braun. . . . . . . . . . . . . . . . . . . . . . . . .   250,000            2.0
Isidore Siegel . . . . . . . . . . . . . . . . . . . . . . . . .    20,000(3)           *
Michael W. Monahan . . . . . . . . . . . . . . . . . . . . . . .    42,500*             *
Bruce C. Baldwin . . . . . . . . . . . . . . . . . . . . . . . .   181,457            1.5
Raymond G. Smith . . . . . . . . . . . . . . . . . . . . . . . .   116,800              *
All directors and executive officers as a group (7 persons). . . 4,025,957           32.7

---------------
 *   Less than 1%.

(1) Includes 511,000 shares of Common Stock held directly by Mr. Lohr, 29,200 shares held by Periodot Enterprises, which is controlled by Mr. Lohr, and 2,800,000 shares over which Mr. Lohr has voting control under the voting agreements described below.

(2) Of the 2,475,000 shares, 2,400,000 shares are registered in the name of Mr. Lohr as voting trustee under the voting agreement described below. Beneficial economic ownership of 1,400,000 shares is held in a family limited partnership, beneficial economic ownership of 1,000,000 shares is held in a charitable remainder trust and beneficial economic ownership of 75,000 shares is owned individually. Ms. Conard has direct or indirect dispositive power over all 2,475,000 shares of Common Stock.

(3) Held by a family limited partnership of which Mr. Siegel is a general partner.

VOTING AGREEMENTS

         By Agreement dated April 23, 1999, Mrs. Conard agreed to transfer the 2,400,000 shares of Common Stock of the Company held by her to Mr. Lohr as voting trustee, thereby giving Mr. Lohr, as voting trustee, the right to vote those shares in his sole and absolute discretion in all matters coming before a meeting of the shareholders of the Company. The agreement with Mrs. Conard is effective until December 31, 2004. The agreement further provides that Mrs. Conard may sell shares of Common Stock subject to the agreement in accordance with SEC Rule 144 (which contains certain limitations on the number of shares that may be sold by Mrs. Conard in any three-month period).

         By Shareholder Agreement dated April 21, 1999, John F. Robenalt, the former Chief Executive Officer of the Company, granted to Mr. Lohr all of the voting rights with respect to all shares of Common Stock of the Company held by Mr. Robenalt or his wife. The Shareholder Agreement is effective until December 31, 2003. Additionally, the Shareholder Agreement terminates if Mr. Lohr ceases to be the Chief Executive Officer of the Company at any time prior to July 1, 2000, or ceases to be the Chairman of the Board of Directors of the Company at any time thereafter. As of October 11, 1999, Mr. Robenalt and his affiliates own an aggregate of 400,000 shares of Common Stock, which are subject to the Shareholder Agreement with Mr. Lohr.

         The Shareholder Agreement with Mr. Robenalt does not restrict his ability to sell shares, and any shares sold will be transferred free and clear of the voting rights granted to Mr. Lohr. Additionally,

Mr. Robenalt has granted certain rights of first refusal with respect to any shares of Common Stock that Mr. Robenalt proposes to sell.

         As a result of these agreements and his appointment as President and CEO of the Company, Mr. Lohr effectively acquired control of the Company as of April 30, 1999.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         From time to time since 1987, Elizabeth A. Conard has made loans to the Company to support its operations. The Company has repaid only a portion of those loans. At December 31, 1998, the total amount of the loans, including interest, was $238,839. The loans bear interest at 10% per annum, payable monthly and the principal is payable in installments beginning in September 1998. The Company has made no principal or interest payments on this loan since September 1998.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

         The following exhibits are filed with this Form 10-KSB or are incorporated herein by reference.

              3(a)     Articles of Incorporation, as amended.(1)

              3(b)     Bylaws.(1)

              4        Form of Common Stock Certificate.(1)

             10(a)     1995 Incentive and Non-Qualified Stock Option Plan.(1)

               (b) Agreement dated as of February 26, 1998, among National Foundation on Gereontology, Inc., the Company and certain subsidiaries of the Company (terminating the Management Agreement).(2)

               (c)     Employee Leasing Agreement(1)

               (d)     Trademark Assignment.(1)

               (e) Merger Agreement, dated February 13, 1997, among Just Like Home, Inc., JLH Acquisition Corp. and Community Assisted Living Centers, Inc.(3)

               (f) Settlement Agreement dated April 10, 1997, among Just Like Home, Inc., Whitaker's Landing, Inc., Joann Desrosiers, David Desrosiers and Jeffrey S. Russell as Co-Personal Representatives.(4)

               (g) Stock Issuance Agreement dated as of September 20, 1999, among the Company, Joann Desrosiers and various trusts for the benefit of Desrosiers family members.(6)

               (h) [Voting] Agreement dated April 23, 1999, between Elizabeth Conard and Robert C. Lohr.(5)

               (i) Shareholder Agreement dated April 21, 1999, among the Company, John F. Robenalt and Robert C. Lohr.(5)

               (j) Letter Agreement (Settlement Agreement) with Health Care REIT, Inc. effective April 30, 1999.(5)

             21        Subsidiaries of the Registrant.(6)

             27        Financial Data Schedule (for SEC use only).(6)
(b)      Reports on Form 8-K.

             None.

-------------

(1) Incorporated by reference to the exhibit filed as part of the Company Registration Statement (File No. 33-910120A) ordered effective July 6, 1995.

(2) Incorporated by reference to the exhibit filed as part of the Company's Form 10-KSB for the year ended December 31, 1997, as amended.

(3) Incorporated by reference to the exhibit filed as part of the Company's Form 8-K filed on February 16, 1997, as amended.

(4) Incorporated by reference to the exhibit filed as part of the Company's Form 10-QSB for the quarter ended March 31, 1997.

(5) Incorporated by reference to the exhibit filed as part of the Company's Form 8-K dated April 30,1999, as amended.

(6)  Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       JUST LIKE HOME, INC.

                                       By: /s/ Robert C. Lohr
                                          -------------------------------------
                                               Robert C. Lohr
                                               Chairman of the Board and
                                               Chief Executive Officer

Date: November 2, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 2nd day of November, 1999.

                 Signature                                 Title

         /s/   ROBERT C. LOHR
         -------------------------              Chairman of the Board and Chief
               Robert C. Lohr                   Executive Officer



         /s/   BRUCE C. BALDWIN
         -------------------------              Director
               Bruce C. Baldwin


         /s/   RONALD O. BRAUN
         -------------------------              Director
               Ronald O. Braun


         /s/   ELIZABETH A. CONARD
         -------------------------              Executive Vice President,
               Elizabeth A. Conard              Secretary and Director


         /s/   MICHAEL W. MONAHAN
         -------------------------              Director
               Michael W. Monahan


         /s/   ISIDORE SIEGEL
         -------------------------              Director
               Isidore Siegel


         /s/   RAYMOND G. SMITH
         -------------------------              Director
               Raymond G. Smith

                     JUST LIKE HOME, INC. AND SUBSIDIARIES






                               TABLE OF CONTENTS



                                                                      Page #
                                                                      ------

Report of independent accountants                                   F-2 - F-3


Consolidated financial statements:

     Consolidated balance sheet                                        F-4

     Consolidated statements of operations                             F-5

     Consolidated statements of stockholders' equity
         (deficit)                                                     F-6

     Consolidated statements of cash flows                          F-7 - F-8


Notes to consolidated financial statements                          F-9 - F-23

                       REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors and Stockholders
Just Like Home, Inc.

We have audited the accompanying consolidated balance sheet of Just Like Home, Inc. and subsidiaries as of December 31, 1998 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Just Like Home, Inc. and subsidiaries as of December 31, 1998, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

As discussed in Note 3, the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's recurring losses from operations, negative cash flows from operations, working capital and stockholders' deficits, and questions regarding its ability to obtain the financing needed to exercise its rights to purchase certain assisted living facilities raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Templeton & Company, P.A.

Royal Palm Beach, Florida
July 26, 1999

                     JUST LIKE HOME, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 1998


                                     ASSETS
Current assets:
     Cash and cash equivalents                                  $     88,752
     Restricted cash and certificates of deposit                     554,668
     Accounts receivable                                              51,802
     Property held for sale                                        1,334,243
     Other current assets                                             55,262
                                                                ------------

              Total current assets                                 2,084,727

Property and equipment, net                                          187,359
Other assets, net                                                     30,190
                                                                ------------

                  Total assets                                  $  2,302,276
                                                                ============




                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable                                           $    578,041
     Accrued liabilities                                             405,784
     Current portion of long-term debt                             1,545,680
     Other current liabilities                                        72,299
                                                                ------------

         Total current liabilities                                 2,601,804

Long-term debt, less current portion                                 656,349
                                                                ------------

              Total liabilities                                    3,258,153
                                                                ------------

Common stock and options subject to put options                      924,683
                                                                ------------

Commitments and contingencies (Notes 3 and 6)

Stockholders' deficit:
     Preferred stock, $.01 par value; 2,000,000 shares
         authorized; none issued and outstanding                          --
     Common stock, $.001 par value; 13,000,000 authorized;
         6,917,601 shares issued and outstanding                       6,917
     Additional paid-in capital                                    8,934,753
     Accumulated deficit                                         (10,822,230)
                                                                ------------

              Total stockholders' deficit                         (1,880,560)
                                                                ------------

                  Total liabilities and stockholders'
                       deficit                                  $  2,302,276
                                                                ============

See notes to financial statements.

                     JUST LIKE HOME, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                              1998              1997
                                                          -----------       -----------
Revenue:
     Assisted living facilities resident
         fees                                             $ 1,839,498       $ 1,737,197
     Companion fees                                           597,846           383,832
     Consulting fees                                               --           336,148
     Management fees                                               --            46,536
     Other income                                              58,685           109,163
                                                          -----------       -----------

         Total revenue                                      2,496,029         2,612,876
                                                          -----------       -----------

Expenses:
     Assisted living facilities operations                  1,992,387         1,431,949
     Companion care operations                                571,684           470,770
     Consulting operations                                         --           391,792
     General and administrative                             1,460,201         1,628,609
     Depreciation and amortization                            623,832           408,718
                                                          ===========       ===========

         Total expenses                                     4,648,104         4,331,838
                                                          ===========       ===========

Operating loss                                             (2,152,075)       (1,718,962)

Non-operating income (expense):
     Interest expense                                        (397,194)         (377,248)
     Interest income                                           51,293            82,906
     Gain (loss) on sales of assets                          (249,018)           83,070
     Provision for termination of leases                     (498,737)               --
     Loss from impairment of property held
         for sale and certain goodwill                       (859,336)         (227,000)
     Litigation settlement                                         --           (70,000)
                                                          -----------       -----------

Loss before income taxes                                   (4,105,067)       (2,227,234)
Income tax expense                                                 --                --
                                                          -----------       -----------

Net loss                                                  $(4,105,067)      $(2,227,234)
                                                          ===========       ===========

Net loss per common share:
     Basic                                                $      (.59)      $     (0.36)
                                                          ===========       ===========
     Diluted                                              $      (.59)      $     (0.36)
                                                          ===========       ===========

Weighted average shares of common stock outstanding:
         Basic                                              6,909,110         6,269,143
                                                          ===========       ===========
         Diluted                                            6,909,110         6,269,143
                                                          ===========       ===========


See notes to financial statements.

                     JUST LIKE HOME, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                          Common Stock             Additional
                                    -----------------------         Paid-in          Accumulated
                                    No. Shares       Amount         Capital            Deficit            Total
                                    ----------       ------         -------            -------            -----


Balance, January 1, 1997            3,917,461       $ 3,917       $ 6,135,981       $ (4,489,929)      $ 1,649,969
Issuance of common stock:
     As director compensation          24,500            25            36,225                 --            36,250
     Private placement              1,510,000         1,510         1,508,490                 --         1,510,000
     Merger with Community
         Assisted Living
         Centers, Inc.              1,646,250         1,646         1,644,604                 --         1,646,250

Issuance of put options              (214,882)         (215)         (424,785)                --          (425,000)

Net loss for the year
     ended December 31, 1997               --            --                --         (2,227,234)       (2,227,234)
                                   ----------       -------       -----------       ------------       -----------

Balance, December 31, 1997          6,883,329         6,883         8,900,515         (6,717,163)        2,190,235

Cancellation of sub-
     scription receivable             (10,000)          (10)           (9,990)                --           (10,000)
Issuance of common stock
     as compensation                   44,272            44            44,228                 --            44,272
Net loss for the year
     ended December 31, 1998               --            --                --         (4,105,067)       (4,105,067)
                                   ----------       -------       -----------       ------------       -----------

Balance, December 31, 1998          6,917,601       $ 6,917       $ 8,934,753       $(10,822,230)      $(1,880,560)
                                   ==========       =======       ===========       ============       ===========


See notes to financial statements.

                     JUST LIKE HOME, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


                                                                1998              1997
                                                            -----------       ----------

Cash flows from operating activities:
     Net loss                                               $(4,105,067)      $(2,227,234)
     Adjustments to reconcile net loss
         to net cash used in operating
         activities:
              Depreciation                                       79,963           178,457
              Amortization                                      543,869           230,261
              Provision for termination of leases               498,737                --
              (Gain) loss on sales of assets                    249,018           (83,070)
              Non-cash loss from impairment of
                  property held for sale and
                  certain goodwill                              859,336           227,000
              Provision for losses on amounts
                  due from related party                             --            75,363
              Deferred income taxes                                  --            17,964
              Common stock issued as
                  compensation                                   44,272            36,250
              Changes in operating assets and
                  liabilities:
                  Increase in accounts receivable               (15,176)         (123,407)
                  Decrease (increase) in other
                       current assets                           773,768          (661,419)
                  (Increase) decrease in other
                       assets                                   148,469           (13,515)
                  (Decrease) increase in accounts
                       payable and accrued liabilities          277,966           (50,993)
                  (Decrease) increase in other
                       current liabilities                      (20,313)          (17,661)
                                                            -----------       -----------

Net cash used in operating activities                          (665,158)       (2,412,004)
                                                            -----------       -----------

Cash flows from investing activities:
     Purchases of property and equipment                        (55,318)         (232,952)
     Proceeds from sales of assets                            1,948,651         3,328,857
     Proceeds from sale of Project
         Marketing Decisions                                         --           131,250
     Loans to related parties                                        --          (179,177)
     Deposits into restricted cash accounts                          --          (389,954)
     Purchase of certificates of deposit                             --           (25,000)
     Certificates of deposit redeemed                           139,444                --
     Payments for other assets                                       --           (80,234)
                                                            -----------       -----------

Net cash provided by investing
     activities                                               2,032,777         2,552,790
                                                            -----------       -----------



See notes to financial statements.

                     JUST LIKE HOME, INC. AND SUBSIDIARIES

                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997



                                                           1998              1997
                                                       -----------       -----------

Cash flows from financing activities:
     Proceeds from issuance of long-term
         debt                                          $        --       $   172,602
     Repayment of long-term debt                        (1,690,657)       (1,940,887)
     Financing in excess of costs paid
         on build-to-suit facilities                       334,267                --
     Proceeds from issuances of common
         stock                                                  --         1,510,000
     Borrowings from related parties                            --           170,019
     Repayment of related-party loans                      (63,166)          (98,966)
                                                       -----------       -----------

Net cash used in financing activities                   (1,419,556)         (187,232)
                                                       -----------       -----------

Net decrease in cash and
     cash equivalents                                      (51,937)          (46,446)

Cash and cash equivalents, beginning
     of year                                               140,689           187,135
                                                       -----------       -----------

Cash and cash equivalents, end of
     year                                              $    88,752       $   140,689
                                                       ===========       ===========

Supplemental disclosure of cash flow information:

         Total interest paid                           $   375,445       $   432,686
                                                       ===========       ===========

Non-cash investing and financing transactions:

         1997 Transactions:
         ------------------

         o The Company issued 1,646,250 shares of common stock, valued at $1,646,250, in connection with the merger with Community Assisted Living Centers, Inc.

         o The Company issued 24,500 shares of common stock, valued at $36,250, as director compensation.

         1998 Transactions:
         ------------------

         o The Company issued 44,272 shares of common stock, valued at $44,272, as officer compensation.

         o The Company cancelled a subscription receivable from a prior year for 10,000 shares of common stock valued at $10,000.

         o The Company incurred debt of $336,500 to purchase certain property held for sale and certain furniture, fixtures, and equipment.

         o The Company incurred $571,830 of long-term financing payable to the contractor in connection with the construction of certain build-to-suit facilities.


See notes to financial statements.

                     JUST LIKE HOME, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

The accompanying consolidated financial statements present the consolidated historical results of operations for Just Like Home, Inc. and subsidiaries (the Company), and includes the accounts of JLH Series I, Inc., which operates seven leased assisted living facilities; four in Bradenton, Florida, one in Lake Wales, Florida (opened November 1998), one in Haines City, Florida (opened November 1998), and one in Orange City, Florida (opened July 1998); Charis Place, Inc., which operates one leased assisted living facility in Leesburg, Florida; Just Like Family, Inc., which operates a companion care service to residents in Manatee County, Florida; JLH Franchising Corporation, which previously sold franchises for Just Like Home, Inc.; Project Market Decisions, Inc., which was a consulting practice that was sold in 1997 (see Note 14); JLH Management Corporation, which previously managed properties for the related National Foundation on Gerontology, Inc. (see Note 11); Just Like Home IV, Inc., and JLH Realty, Inc., which are inactive; Just Like Home Corporate Center, Inc., which owned and operated an office building in Bradenton, Florida, which was sold in 1998 (see Note 14); and Edgewood Double Drive, Inc., which owns a vacant lot held for sale in Sarasota, Florida (see Note 8).

The Company is principally engaged in the business of developing, operating and managing assisted living facilities located in Florida. The Company also provides companion services to senior citizens in Florida who, although generally mobile, need help with the activities of daily living, or are in need of companionship. Additionally, the Company provided demographic analysis and related consulting services to the assisted living residential industry in the eastern United States (see Note 14).


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies used in preparing the accompanying financial statements follows:

         Principles of Consolidation

         The consolidated financial statements include Just Like Home, Inc. and all of its subsidiaries. All significant intercompany transactions and accounts are eliminated in the consolidation.

         Cash and Cash Equivalents

         The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

                     JUST LIKE HOME, INC. AND SUBSIDIARIES

         Accounts Receivable

         Accounts receivable relate primarily to amounts due from residents in the various assisted living facilities.

         Revenue Recognition

         The Company charges fees to residents of its assisted living facilities pursuant to short-term operating lease agreements. Resident fees are recognized as revenue ratably over the term of the related leases. Companion fees relate to the Just Like Family program and are recognized when all services have been substantially performed. Management and consulting fees are recognized as services are provided.

         Depreciation

         Depreciation expense is provided for furniture, fixtures, and equipment using the straight-line method over the estimated lives ranging from five to seven years.

         Property Held for Sale

         The Company holds certain parcels of land as property held for sale. The Company values the property held for sale at the cost to acquire such property less any provisions relating to impairments on each parcel of land. Properties expected to be sold within one year after the balance sheet date are classified as current.

         Goodwill and Other Intangible Assets

         The Company amortizes costs in excess of fair value of net assets of businesses acquired using the straight-line method over ten years. Costs incurred in connection with the issuance of debt are deferred and amortized over the term of the related debt using the straight-line method, which approximates the effective interest method.

         Long-Lived Assets

         The Company reviews long-lived assets and certain identifiable intangibles for impairment on a periodic basis and whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company records a provision when it has been determined that assets are impaired. All remaining goodwill and certain other intangible assets at December 31, 1998 were written off (see Notes 6 and 15).

                     JUST LIKE HOME, INC. AND SUBSIDIARIES

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

         Capitalization of Interest

         Interest incurred during construction or major renovations is capitalized.

         Earnings (Net Loss) per Common Share

         Earnings (net loss) per common share is computed in accordance with Financial Accounting Standards Board Statement 128 (FAS 128). Basic earnings (net loss) per common share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period.

         Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the Company's earnings. The effect of potentially dilutive securities outstanding during 1998 and 1997 is anti-dilutive; therefore, basic and diluted earnings per share are the same for both years. Securities that could potentially dilute basic earnings per share in future periods include warrants to purchase 100,000 shares at $7.20 per share.

         Segment Reporting

         FAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997, establishes standards for reporting information about operating segments in annual financial statements and interim financial reports issued to shareholders. Generally, certain financial information is required to be reported on the basis that is used internally for evaluating performance of and allocation of resources to operating segments. Management believes that its operations are focused in the assisted living industry and that financial reports issued to shareholders are presented on the basis used internally to evaluate performance. Accordingly, additional information to disaggregate the Company's results of operations among industry segments is not presented.

         Income Taxes

         Income taxes are provided for the tax effects of transactions reported in the consolidated financial statements. Deferred taxes are recorded to reflect the tax consequences in future

                     JUST LIKE HOME, INC. AND SUBSIDIARIES

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

         Income Taxes, continued

         years of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax currently payable for the period and the change during the period in deferred tax assets and liabilities at the statutory tax rates.

         Management Estimates

         Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of consolidated assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the report amounts of consolidated revenues and expenses during the reporting periods. Actual results could differ from those estimates.

         Concentration of Credit Risk

         Financial instruments, which potentially subject the Company to concentration of credit risk, include temporary cash investments. The Company places its cash and temporary cash investments with high credit quality financial institutions. Such balances may exceed the FDIC insurance limit.


NOTE 3 - GOING CONCERN

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company has incurred substantial operating losses and negative cash flows from operations for each of the two years ended December 31, 1998. At December 31, 1998, the Company had a working capital deficit of approximately $517,000 and stockholders' deficit of approximately $1,880,000. Additionally, as discussed in Note 6, the Company was declared in default of certain terms and covenants of the leases for all eight of the facilities it operates and subsequently executed a

                     JUST LIKE HOME, INC. AND SUBSIDIARIES

NOTE 3 - GOING CONCERN, CONTINUED

new short-term lease for the facilities with a purchase option. The Company's continued operation of such facilities beyond the new lease term depends upon its ability to obtain alternative financing to exercise its purchase option. These factors may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. As described in Notes 6 and 7, the Company appointed a new chief executive officer, obtained certain financing and is seeking long-term financing to exercise its right to purchase the eight assisted living facilities. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain long-term financing to exercise its rights to purchase the assisted living facilities, and ultimately to attain profitability.


NOTE 4 - RESTRICTED CASH AND CERTIFICATES OF DEPOSIT:

Cash and certificates of deposit were restricted for the following as of December 31, 1998:


                                                             Certificates
                                                  Cash        of Deposit
                                                --------     ------------

      Resident security deposits                $ 38,652       $     --
      Resident petty cash funds                    3,407             --
      Collateral for various mortgage debt            --        104,750
      Escrow account related to Health
          Care REIT, Inc. (see Note 6)                --        407,859
                                                --------       --------

                                                $ 42,059       $512,609
                                                ========       ========



NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment is stated at cost and includes the following at December 31, 1998:


      Furniture, fixtures, and equipment               $  290,381
      Less accumulated depreciation                      (103,022)
                                                       ----------

                                                       $  187,359
                                                       ==========


                     JUST LIKE HOME, INC. AND SUBSIDIARIES

                  NOTE 6 - DESCRIPTION OF LEASING ARRANGEMENTS

The Company's leasing arrangements for the assisted living facilities which it operates and for other operating leases are described as follows:

         Assisted Living Facilities Financing

         On April 30, 1997, the Company entered into a financing agreement with Health Care REIT, Inc. (HCR) for up to $41.8 million in operating lease financings for assisted living facilities. During 1997, the Company sold four facilities which it owned and operated to HCR and leased back such facilities pursuant to a ten-year lease agreement (the 1997 lease) with an option to extend the lease for an additional ten years. No profit was recognized on such transaction. During 1998, the construction of three additional facilities was completed with HCR financing on a build-to-suit basis, and the Company entered into ten-year lease agreements with options to extend the leases for additional ten-year periods for each of the three facilities. The costs incurred by the Company to build the facilities in excess of the HCR financing was deferred and amortizable over the terms of the leases (see below). Also during 1998, the Company sold a facility originally acquired in 1996 to HCR and entered into a ten-year lease agreement with an option to extend the lease for an additional ten years.

         The Company originally accounted for the 1997 lease as an operating lease and removed the assets and related financing from its consolidated balance sheet. During the second quarter of 1998, the Company capitalized the 1997 lease due to the modification of certain lease terms.

         As of December 31, 1998, the Company was in default with respect to certain substantive terms and covenants of all of its leases with HCR and such leases and the financing agreement were effectively terminated. On February 19, 1999, the Company received formal termination notices from HCR.

         During April 1999, the Company reached a settlement agreement with HCR which provided for the following:

         o The execution of a single lease agreement for all eight facilities for a nine-month term commencing May 1999.

         o   The payment of $200,000 for HCR's legal fees and expenses.

         o The payment of rent and other expenses due HCR through April 1999 from funds held in escrow (see Note 4).

                     JUST LIKE HOME, INC. AND SUBSIDIARIES

            NOTE 6 - DESCRIPTION OF LEASING ARRANGEMENTS, CONTINUED

         Assisted Living Facilities Financing, continued

         o The settlement of certain litigation with the general contractor for two of the facilities built in 1998 (see Note 8).

         o The appointment of Robert Lohr as the Company's chief executive officer (see Note 7).

         o The granting of the right to the Company to purchase the eight facilities for $10,406,510 for the first four months of the lease, increasing by .75% each month through the end of the ninth month at which time the right terminates.

         o The establishment of a $270,000 letter of credit in favor of HCR as additional collateral for the payment of rent under the new lease.

         As a result of the above transactions, the Company recorded the following provision for termination of leases in its 1998 financial statements which is comprised as follows:

                          Item                                 Amount
         ----------------------------------------------        ------

         Write off of costs in excess of financing
              provided for three build-to-suit leases        $ 237,563
         Write off of deferred financing costs                 196,688
         Write off of goodwill associated with the
              acquisition of certain assisted living
              facilities                                       241,442
         Write off of capitalized costs and lease
              obligations for leases capitalized and
              subsequently terminated during 1998             (376,956)
         Accrual of HCR legal fees and expenses                200,000
                                                             ---------

              Total provision for termination of leases      $ 498,737
                                                             =========


         Other Operating Leases

         The Company is obligated under operating lease agreements for office space at December 31, 1998. Future minimum lease payments required under these leases are $19,944 in 1999, $20,670 in 2000, and $17,750 in 2001. During May
1999, the Company reduced its office space resulting in net reductions to its future minimum lease commitments.

         Total rent on all operating leases for the years 1998 and 1997 is summarized as follows:

                     JUST LIKE HOME, INC. AND SUBSIDIARIES

                                           1998          1997
                                         --------      --------

         Assisted living facilities      $204,027      $124,014
         Other                             37,534            --
                                         --------      --------

              Total                      $241,561      $124,014
                                         ========      ========


NOTE 7 - SUBSEQUENT TRANSACTIONS WITH PERIDOT ENTERPRISES, INC.

During April 1999, the Company entered into a letter agreement with Peridot Enterprises, Inc. (Peridot), a company controlled by Robert Lohr, which transferred operating control of the Company to Mr. Lohr and provided certain financing for the continued operation of the Company. As provided under the agreement, Peridot subsequently assigned its rights to an investor group. In conjunction with this agreement, certain settlement arrangements were executed in connection with certain outstanding litigation and other matters (see Note
6). The terms of the letter agreement are summarized as follows:

         o The investor group purchased 400,000 shares of the Company's common stock for $100,000.

         o The investor group agreed to purchase 1,800,000 shares of convertible preferred stock for $900,000 (convertible into 2,520,000 shares of common stock).

         o   Mr. Lohr was named the Company's chief executive officer.

         o Mr. Lohr assumed control of two voting trusts which include a substantial interest in the Company's common stock.

         o   Mr. Lohr was entitled to name two additional board members.


NOTE 8 - LONG-TERM DEBT

Long-term debt consists of the following at December 31, 1998:

         Mortgage note payable (in default), interest at
         prime plus 1% (8.75% at December 31, 1998);
         satisfied in May 1999 by conveyance of a vacant
         lot held for sale.                                     $ 750,000

         Note payable, interest at 5.5%, payable in monthly
         principal and interest payments of $647 through
         September 1999, non-collateralized.                        5,686

                     JUST LIKE HOME, INC. AND SUBSIDIARIES

NOTE 8 - LONG-TERM DEBT, CONTINUED

         Note payable to an individual, interest at prime plus 1%
         (8.75% at December 31, 1998); interest only due monthly;
         all principal due in May 2000, collateralized by certain
         property held for sale commencing in 1999.                     288,044

         Note payable, interest at 9%, monthly principal and
         interest payments of $364 through July 2002,
         collateralized by equipment.                                    13,026

         Notes payable (in default) to certain individuals,
         interest at 8.5%, principal and interest due in 1999,
         collateralized by certain property held for sale.              300,000

         Contractor settlement payable, principal and interest of
         10% due through May 2000, collateralized by facility
         under operating lease (see Note 6).                            571,830

         Note payable, principal and interest of 9.5%, due in
         monthly installments through September 2000,
         collateralized by equipment.                                    34,604

         Note payable to related party, interest at 10% payable
         in monthly installments of $22,581 plus interest
         beginning in September 1998.                                   238,839
                                                                    -----------
                                                                      2,202,029

         Less current portion                                        (1,545,680)
                                                                    -----------

                                                                    $   656,349
                                                                    ===========

The following table presents principal payments required on long-term debt for each of the years subsequent to December 31, 1998:

         Year Ending
         December 31,                                       Amount
         ------------                                       ------

            1999                                          $1,545,680
            2000                                             631,682
            2001                                              13,436
            2002                                              11,231
                                                          ----------

                                                          $2,202,029
                                                          ==========


              JUST LIKE HOME, INC. AND SUBSIDIARIES

NOTE 9 - INCOME TAXES

The components of the net deferred tax asset recognized in the accompanying consolidated balance sheet at December 31, 1998 are as follows:


         Deferred tax assets:
              Net operating loss carryforward            $ 2,757,512
              Accrued liabilities not deductible
                  until paid                                  86,480
              Difference between book and tax bases
                  of property held for sale                  196,493
              Other                                          167,201
                                                         -----------

                                                           3,207,686
         Valuation allowance                              (3,207,686)
                                                         -----------

                  Net deferred tax assets                $        --
                                                         ===========


The following is a reconciliation of tax computed at the statutory federal rate to the income tax expense in the consolidated statements of operations:


                                                  For the Year Ended December 31,
                                       -------------------------------------------------
                                                 1998                         1997
                                       ------------------------      -------------------
                                          Amount           %           Amount         %
                                       -----------       ----        ---------       ---
         Tax computed at statu-
            tory federal rate          $(1,395,723)       (34)%      $(751,151)      (34)%
         Effect of:
            Goodwill amortization
               and write off               355,612          9               --        --
            Litigation settlement               --         --           23,800         1
            Change in valuation
               allowance                 1,118,255         27          912,751        41
            Other                          (78,144)        (2)        (185,400)       (8)
                                       -----------       ----        ---------       ---

                                       $        --         --%       $      --        --%
                                       ===========       ====        =========       ===


For federal income tax purposes, net operating loss carryfowards aggregating approximately $7,334,000 are available at December 31, 1998 which expire $25,000 in 2008, $122,000 in 2009, $892,000 in 2010, $1,484,000 in 2011, $1,838,000 in 2012, and $2,973,000
in 2013. The loss carryforwards expiring in the years 2008 and 2009 are generally subject to separate return limitations.

              JUST LIKE HOME, INC. AND SUBSIDIARIES

NOTE 10 - COMMUNITY ASSISTED LIVING CENTERS, INC. MERGER

Effective April 10, 1997, the Company merged with Community Assisted Living Centers, Inc. (CALCI). Each CALCI share of common stock was converted into one and one-half shares of common stock of the Company. The Company issued 1,646,250 shares of common stock having an aggregate value of $1,646,250. The merger was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the fair market value of assets acquired. The goodwill resulting from the merger, of $867,305, was being amortized over a five-year period (see
Note 15).

The operating results of CALCI are included in the Company's consolidated results of operations from the date of the merger. The following table reflects pro forma combined results of operations of the Company and CALCI for the year ended December 31, 1997 assuming that the merger had taken place and was recorded at the beginning of the year:

         Revenue                                      $ 2,615,866
         Net loss                                     $(2,381,980)
         Net loss per common share:
              Basic                                   $      0.36
              Diluted                                 $      0.36
         Weighted average shares of common stock
           outstanding used in computation:
              Basic                                     6,568,760
              Diluted                                   6,568,760


NOTE 11 - RELATED PARTY TRANSACTIONS

         Transactions with National Foundation on Gerontology, Inc.

         In 1994, the Company sold three operating residential facilities and certain vacant land to National Foundation on Gerontology, Inc. (Foundation), a not-for-profit corporation. The former co-chairman of the Board of Directors of the Company served as President of the Foundation and his son served as Foundation President and Director during 1997. The Company received a $500,000 second mortgage note with interest of 10.5% from the Foundation in connection with this sale. Principal and interest on the note were payable solely from available cash from the Foundation's operations after payment of debt service on the primary mortgage.

         The Company was recognizing profit on the sale under the cost recovery method, whereby profit is recognized to the extent cash received exceeds the cost of the property sold. For financial reporting purposes, the $500,000 subordinated note

                     JUST LIKE HOME, INC. AND SUBSIDIARIES

NOTE 11 - RELATED PARTY TRANSACTIONS, CONTINUED

         Transactions with National Foundation on Gerontology, Inc. continued

         receivable was presented net of the related deferred gross profit. No payments were received on this note in 1997 and, during 1998, the note was cancelled without payment. Therefore, no gross profit or interest on this note was recognized.

         During 1994, the Company also entered into a management and marketing agreement with the Foundation whereby the Company was entitled to an annual fee of 9% of the gross revenues derived from the managed facilities. Payment of the fee was subordinated to the Foundation's debt service obligations. During 1997, the management and marketing fee was $37,188. The agreement was terminated in April 1998 and no fees were recognized as revenue during 1998.

         In connection with the termination of its management agreement with the Foundation during 1998, the Company forgave a promissory note in the amount of $252,015 together with any accrued interest thereon. The forgiveness had no effect on results of operations in 1998 since all amounts due from the Foundation were reserved in prior years.

         Expense Allocation

         During 1997, the Company allocated certain administrative expenses amounting to $11,090 to Stancon Management Corporation, a company 50%-owned by the former co-chairman of the Company's Board of Directors.

         Office Lease

         During 1998, the Company leased office space from a company controlled by the Company's former chief executive officer pursuant to an informal, month-to-month arrangement. Total rent charged in 1998 amounted to $32,100.


NOTE 12 - COMMON STOCK AND OPTIONS SUBJECT TO PUT OPTIONS

In 1996, a corporation which is a 5.5% holder of the Company's common stock filed a lawsuit against the Company in the Twelfth Judicial Circuit of Florida. The plaintiff corporation alleged that the 214,882 common shares received in December 1994 should have been freely tradable and not subject to Rule 144 restrictions. In 1997, the Company entered into a settlement agreement in which the Company agreed to purchase a parcel of land for $70,000, and to repurchase the above

                     JUST LIKE HOME, INC. AND SUBSIDIARIES

NOTE 12 - COMMON STOCK AND OPTIONS SUBJECT TO PUT OPTIONS, CONTINUED

common shares at $4.00 per share in 1999, at the shareholder's option. Additionally, the Company issued an option to the stockholder to purchase 50,000 additional shares of common stock at an option price of $2.00 per share. The Company would be required to repurchase these shares at $4.00 per share as described above. The Company charged the present value of the obligation to expense in 1996. The common stock related to this transaction was recorded to common stock and options subject to put options in 1997.

Subsequent to December 31, 1998, the Company and the shareholder agreed in principle to the following:

         o The Company will issue 1,919,056 of convertible preferred stock to the shareholder in exchange for the common stock and options subject to put options.

         o The preferred stock will be convertible into the Company's common stock after eight months from issuance at the rate of 1.4 common shares for each preferred share (2,686,678 common shares).

Consummation of the agreement is subject to approval by a majority of the Company's shareholders for the authorization and issuance of additional shares of preferred stock. The common stock and options subject to put options will be reclassified as preferred stock when the exchange is consummated.


NOTE 13 - STOCK OPTIONS AND WARRANTS

         Stock Options

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

                     JUST LIKE HOME, INC. AND SUBSIDIARIES

NOTE 13 - STOCK OPTIONS AND WARRANTS, CONTINUED

         Stock Options, continued

         The following table summarizes the stock options outstanding under the
         Plan:


                                        Options          Number of        Weighted
                                     Available for        Shares          Average
                                     Future Grant      Under Option     Option Price
                                     ------------      ------------     ------------

         Balance, January 1, 1997      114,166            85,834
             Options cancelled          85,834           (85,834)          $ 8.97
                                       -------           ------

         Balance, December 31,
             1997 and 1998             200,000                --
                                       =======           =======


         Disclosure of Stock-Based Compensation

         The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation expense has been recognized for the stock option plan.

         Warrants

         During 1995, the Company issued warrants to purchase up to 100,000 shares of common stock at $7.20 per share. The warrants are exercisable for a period of five years, beginning in 1996. No shares have been purchased with these warrants as of December 31, 1998.


NOTE 14 - SIGNIFICANT SALES OF ASSETS

         Sale of Project Market Decisions

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

                     JUST LIKE HOME, INC. AND SUBSIDIARIES

         Sale of Just Like Home Corporate Center

         The loss on sales of assets for the year ended December 31, 1998 primarily relates to the Company's sale of an office complex which it owned, operated, and occupied.

NOTE 15 - IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF

In accordance with FAS No. 121, long-lived assets to be disposed of must be reported in the consolidated balance sheet at the lower of their carrying amount or the fair value less costs to sell. The Company holds certain property for sale which it expects to dispose of during 1999. During 1998 and 1997, a loss on impairment of property held for sale was recorded in the amount of $295,588 and $227,000, respectively.

Also, as of December 31, 1998, the Company wrote off the remaining unamortized goodwill associated with the CALCI merger (see Note 10) in the amount of $563,748.


NOTE 16 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company's financial instruments, which include certificates of deposit and long-term debt, approximates the fair values of those instruments. Fair values have been estimated based upon expected cash flows at rates currently available to the Company for financial instruments with similar terms and remaining maturities.

NOTE 17 - FOURTH QUARTER ADJUSTMENTS

During the fourth quarter of 1998 and 1997, the Company recorded the following adjustments:


                                                       1998            1997
                                                    ----------      --------
         Impairment of value of property held
             for sale (see Note 15)                 $  212,486      $170,000
         Allowance for uncollectible
             receivables (see Note 11)                      --        75,363
         Provision for lease termination (see
             Note 6)                                   498,737            --
         Write off of certain goodwill (see
             Note 15)                                  563,748            --
         Reclassification of certain revenue
             as reduction of capitalized costs         166,000            --
                                                    ----------      --------

                                                    $1,440,971      $245,363
                                                    ==========      ========
