Form 10KSB
period 1999-12-31
JUST LIKE HOME INC
filed 2001-02-16
CIK 934380

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-KSB

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the fiscal year ended December 31, 1999

                        Commission File Number 0-25908

                             JUST LIKE HOME, INC.
            (Exact name of registrant as specified in its charter)

            Florida                                               65-0568234
(State or other jurisdiction of                               (I.R.S. Employer
of incorporation or organization)                            Identification No.)

                         311 Castle Shannon Boulevard
                        Pittsburgh, Pennsylvania  15234
                                 412-341-4500
         (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)


Securities registered pursuant to Section 12(b) of the Act:             None
Securities registered pursuant to Section 12(g) of the Act:             Common Stock ($.001 par value)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  ___     No  X
                                                             -

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.   [_]

     On February 6, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant was $1,360,619 (based on the average bid and asked prices on such date). For purposes of determination of the above stated amount, only directors, executive officers and 10% or greater shareholders are deemed affiliates.

     As of February 6, 2001, there were outstanding 15,641,794 shares of common stock, $.001 par value per share.

                      DOCUMENTS INCORPORATED BY REFERENCE

None.

                               1999 FORM 10-KSB

                               TABLE OF CONTENTS


Part I                                                                      Page
                                                                            ----

Item 1.     Description of Business                                            1
Item 2.     Description of Properties                                          5
Item 3.     Legal Proceedings                                                  6
Item 4.     Submission of Matters to a Vote of Security Holders                9

Part II

Item 5.     Market for Common Equity and Related Stockholder Matters
              Price Range of Common Stock                                     11
Item 6.     Management's Discussion and Analysis of
              Financial Condition and Results of Operations                   12
Item 7.     Financial Statements                                              15
Item 8.     Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                             15

Part III

Item 9.     Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act               16
Item 10.    Executive Compensation                                            18
Item 11.    Security Ownership of Certain Beneficial Owners and Management    19
Item 12.    Certain Relationships and Related Transactions                    20
Item 13.    Exhibits and Reports on Form 8-K                                  21

                                     PART I

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

  The Company strives to combine in its facilities the best aspects of independent living with the protection and safety of assisted living, with trained staff members who provide 24-hour care and monitoring of every resident. Each Just Like Home, as the name implies, is a home in a neighborhood with a yard, a porch and a kitchen. The assisted living facilities are designed and decorated to have a home-like atmosphere. Residents are encouraged to furnish their rooms with personal items they have collected during their lifetime. Monthly rates currently range from approximately $1,350 for double occupancy up to $1,950 for a single room.

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

Just Like Family

     Until December 31, 1999, the Company also provided a senior service related business that augmented the Company's basic business. These services included related non-medical, in-house assisted living support to individuals wishing to remain in their own homes. The Company provided aides to assist with bathing, dressing, general housekeeping, shopping, meal preparation in the client's own home and transportation for medical appointments. Effective December 31, 1999, the Company sold the Just Like Family business.

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

     If the Company receives revenues under the Medicaid Waiver Program, it would be subject to Medicaid fraud and abuse laws, which prohibit any bribe, kickback, or remuneration of any kind in return for the referral of Medicaid patients or to induce the purchasing, leasing, ordering or arranging of any goods or services to be paid for by Medicaid. Violations of these laws may result in civil and criminal penalties and exclusions from participation in the Medicaid program. The Inspector General of the Federal Department of Health and Human Services has issued "safe harbor" regulations specifying certain business practices which are exempt from the sanctions under the fraud and abuse law.
The State of Florida has laws that prohibit certain direct or indirect payments or fee-splitting arrangements between healthcare providers if such arrangements are designed to induce or encourage the referral of patients to a particular provider. The management of the Company is not aware of any Company agreements or arrangements that are subject to the Medicaid fraud and abuse laws.

Employees

     The Company currently employs approximately 175 persons, four of whom work at its corporate office. The Company has entered into an agreement with a contract human resource service for the leasing of most of its employees. The service company is responsible for all payroll functions and for the payment of taxes and wages for the leased employees. The Company pays the service a monthly lease fee equal to the Company's total gross payroll plus a fixed fee based on the number of employees. None of the Company's employees is represented by a labor union.

     A significant risk for the Company is its ability to attract and retain qualified employees, particularly at the Company's facilities. The Company has historically experienced a high level of turnover among its hourly employees.

ITEM 2.  DESCRIPTION OF PROPERTIES

     The Company presently owns no assisted living facilities and leases 8 assisted living facilities from Health Care REIT, Inc. ("HCRI").

     As described under "Item 3. Legal Proceedings - Settlement of the Health Care REIT Lease Termination Litigation," the Company entered into a settlement agreement with HCRI for a lease of all eight facilities from HCRI, which lease initially expired on January 31, 2000, subject to further extension to April 30, 2000. The property subject to the new lease is all eight facilities operated by the Company (collectively the "Leased Property"). The Company and HCRI have since agreed to two lease extensions, and the HCRI lease presently expires on September 30, 2001, subject to final execution of the Fifth Amendment to Lease. If the Company is unable to raise the financing to exercise its option to purchase the Leased Property by September 30, 2001 (or December 30, 2001, if the extension terms are satisfied), and if HCRI does not agree to a further extension of the lease term, the lease for all eight facilities will terminate and the Company will cease operations. Additionally, the HCRI lease provides that it may be terminated by HCRI upon 48-hours notice if the Company defaults in the performance of any of its obligations under the Letter Agreement or the lease.

     The HCRI lease requires currently monthly rental payments of $89,265, which increases to $90,576 effective August 1, 2001. To extend the HCRI lease an additional 90 days beyond September 30, 2001, the Company is required to pay a lease extension fee to HCRI of $72,950, in addition to continuing compliance with all other terms of the lease.

     The Company's obligations under HCRI lease are presently secured by a bank letter of credit procured by the Company in the principal amount of $108,000, which letter of credit may be drawn upon by HCRI in various circumstances. Additionally, Robert C. Lohr, the Chief Executive Officer of the Company, and Peridot Enterprises, Inc., a company controlled by Mr. Lohr, have guaranteed $92,417 of the Company's obligations to HCRI under the HCRI lease. The Company has not made any payments to Mr. Lohr or Peridot in exchange for that limited guaranty of the HCRI lease.

     Certain matters relating to the lease with HCRI are described below under "Item 3 - Legal Proceedings" and in Note 6 of the Notes to Financial Statements included in this report.

     The Company leases the following real property from HCRI under the lease generally described above:

                                  Date                     Licensed            Average Occupancy
Name/Location                    Opened        Units         Beds          Period Ended December 31,
-------------                    ------        -----       --------        -------------------------
                                                                             1999/(1)/      2000
                                                                             ---------      ----
Shaw's Point                      12/87          16           16             84.4%          84.7%
Bradenton, Florida

Village Green                      1/89          16           20             84.7           68.9
Bradenton, Florida

Twin Oaks - Acacia                 7/96          18           20             76.1           77.5
Bradenton, Florida

Twin Oaks - Bougainvallea         12/96          18           20             81.3           87.7
Bradenton, Florida

Haines City                       11/98          42           45             69.2           84.3
Haines City, Florida

Lake Wales                        11/98          42           45             34.3           55.2
Lake Wales, Florida

Charis Centre                      4/96          31           36             76.3           80.7
Leesburg, Florida

Orange City                        6/98          42           45             75.4           79.2
Orange City, Florida                            ---          ---             ----           ----

Company Total                                   229          247             68.8           76.1

_______________
/(1)/ Computed for the nine months ended December 31, 1999, because the management team headed by Mr. Lohr acquired operational control of the Company on April 1, 1999.

ITEM 3.   LEGAL PROCEEDINGS

     A.   Settlement of the Health Care REIT Lease Termination Litigation.

     As the Company previously reported, in March 1999, the Company received from Health Care REIT, Inc. Notices of Termination of its then existing Lease Agreements with HCRI for all eight facilities operated by the Company. By Letter Agreement dated April 16, 1999, the Company and HCRI reached a settlement of all pending disputes between them, which went into effect on April 30, 1999. The Letter Agreement provided in pertinent respects for the following:

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

         2. The Company and HCRI entered into a new single lease for an initial term of nine months, which initial term expired on January 31, 2000. The Leased Property subject to the new lease is all eight facilities operated by the Company. See "Item 2 - Description of Properties" for a description of the Leased Property and the terms of the HCRI lease, as amended through January 31, 2001.

         3. HCRI previously drew on the letters of credit issued on behalf of the Company in the amount of $521,019. The amount necessary to be paid by the Company for rent and other expenses through April 1999 was $516,894, which was fully offset by the amounts drawn by HCRI on the letters of credit. In addition, the Company agreed to pay to HCRI a total of $200,000 to compensate HCRI for the attorneys' fees and expenses incurred by HCRI in enforcing its remedies under the leases. The Company paid $150,000 of this amount to HCRI by September 1999. If the Company purchases the Leased Property, it will pay to HCRI all remaining amounts still owed for HCRI's attorneys' fees and expenses, up to a total of $200,000.

         4. The Company agreed to deliver a new letter of credit to HCRI, which can be drawn upon by HCRI if certain operating benchmarks are not met. The Company and HCRI have revised the benchmarks from time to time in light of the Company's actual results of operations. The letter of credit is presently in the amount of $108,000, as security for the payment of rent under the new lease and to insure that the Company will, upon termination or expiration of the lease, fulfill its promise to surrender immediately the Leased Property without resistance, not file bankruptcy, and take all necessary actions to assist in the transfer of the Leased Property to HCRI or its designee. Failure to do any of the above, will allow HCRI to immediately draw the entire amount of the letter of credit.

         5. Unless the new lease has been terminated or the Company is in default of any term of the lease, the Company will have the right to purchase the Leased Property at any time during the lease term but this right will automatically expire at the end of the lease term. If the Company is going to exercise this right to purchase, the Company must purchase all of the Leased Property from HCRI. The approximate total cost to the Company to exercise this purchase option is $11,500,000. This amount includes approximately $10,700,000 as purchase price for the Leased Property plus the payment of various other items to HCRI described above that remain unpaid as of the purchase date for the Leased Property. If, during the lease term, the Company delivers to HCRI a binding commitment letter for the financing of the Company's purchase of the Leased Property from a lender acceptable to HCRI ("Commitment Letter"), the Company will be allowed to extend the lease term up to three months (to December 31, 2001) to allow for the consummation of the purchase of the Leased Property. The Company will not have the right to purchase the Leased Property if it is in default of the lease or if the lease has expired or terminated. If HCRI has not received a Commitment Letter from the Company during the initial lease term, as extended to date, the Company will have no right to purchase the Leased Property after the expiration of the initial lease term, as extended to date. The right to purchase the Leased Property will immediately, and automatically, be forfeited upon the termination or expiration of the lease.

     The settlement with HCRI was effective April 30, 1999. As of the date of the filing of this report, the Company believes that it is in compliance with all financial and other obligations is to HCRI under the Letter Agreement and the HCRI lease.

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

     B.  Settlement of the Contractor Litigation.

     At the time the Company was negotiating with HCRI, the Company was also involved in litigation with the general contractor for its Lake Wales and Haines City, Florida facilities, which facilities had been financed by HCRI. At the time of the closing of the Letter Agreement with HCRI, this litigation was unsettled. The Company has since reached a settlement with the contractor. As part of the settlement, the Company paid the contractor $200,000, agreed to pay the contractor $19,200 per month for the next nine months (all of which has been paid), and agreed to pay the contractor an additional $252,000 on May 1, 2000. The Company and the contractor have since agreed to extend the payment of the final $252,000. Presently, the Company is paying the contractor approximately $15,000 per month, with one final payment of less than $50,000 due in August 2001. Under the Company's Letter Agreement with HCRI, the Company must, prior to or at the time of closing on its purchase of the Leased Property, pay all amounts owed to the contractor under this settlement.

     C.  Settlement of Desrosiers Claims.

     In 1996, certain persons (collectively, the "Desrosiers") filed a suit against the Company alleging certain securities violations by the Company in connection with sales of common stock to the Desrosiers. The matter was settled in 1997. Pursuant to the terms of the settlement, the Company granted to the Desrosiers an option to purchase 50,000 shares of common stock for a purchase price of $2.00 per share. In addition, pursuant to the terms of the settlement, among other rights, the Desrosiers had the right to sell to the Company and the Company had the obligation to purchase all shares of common stock owned by the Desrosiers at the time of the settlement (244,000 shares, plus the 50,000 option shares) for $4.00 per share (the "Put").

     In 1999, the Desrosiers advised the Company that they intended to purchase the additional 50,000 shares and to simultaneously exercise the Put with respect to all 294,000 shares. At that time, the Company had no ability to honor the Put, which would have cost the Company approximately $1,050,000 in cash. In September 1999, the Desrosiers agreed not to purchase the additional 50,000 shares or to exercise the Put with respect to any shares, and in exchange the Company issued to the Desrosiers an aggregate of 2,472,678 additional shares of common stock of the Company. The trading price of the common stock at the time of the September 1999 settlement with the Desrosiers was in the range of $0.53 - $0.625 per share, on relatively low volume.

     D.  Other Litigation and Claims.

     An action was filed against two subsidiaries of the Company in May 1999 in the Circuit Court in Manatee County, Florida alleging negligent care of a resident resulting in cuts, bruises and a fractured hip (which allegedly resulted in the resident's death) from November 1996 through June 1998. The complaint also alleges violations of certain Florida statutes regarding the rights of residents in long-term care facilities. The complaint also names as a defendant the National Foundation on Gerontology, Inc. (the "Foundation"), a Florida nonprofit corporation. During the period in question, the facility at which the alleged acts occurred was owned by the Foundation and was managed by the Company under a management agreement. The management agreement was terminated in February 1998. The Company's insurer has assumed the defense of this matter, subject to a $1,000 deductible, and discovery is proceeding in the matter.

     Additionally, various vendors to the Company have threatened lawsuits against the Company in the past six months due to late payments on their invoices. In each instance, the Company is disputing the amount owed.

     Except as described above, there presently is no other litigation pending, or to the knowledge of management, threatened against the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of the Shareholders of the Company for 1999 was held on December 10, 1999, to consider (i) the election of directors, (ii) a proposal to amend the Company's Articles of Incorporation to increase the authorized shares of common stock from 13,000,000 to 25,000,000, (iii) a proposal to ratify a prior amendment to the Company's Articles of Incorporation creating a class of preferred stock that may be issued by the Board of Directors in one or more series, and (iv) a proposal to ratify the appointment of Templeton & Company, P.A., Royal Palm Beach, Florida, as the Company's independent auditors for 1999. The results of the voting at the Annual Meeting were as follows:

                                                   For        Against    Abstain
Election of Directors
   Robert C. Lohr                              11,113,421       -0-       20,435
   Bruce C. Baldwin                            11,113,421       -0-       20,435
   Ronald O. Braun                             10,763,421       -0-      370,435
   Elizabeth A. Conard                         10,763,421       -0-      370,435
   Michael W. Monahan, CPA                     11,113,421       -0-       20,435
   Joseph J. Nichols, CPA                      11,113,421       -0-       20,435
   Isidore Siegel                              11,113,421       -0-       20,435
   Raymond G. Smith                            11,113,421       -0-       20,435

   Amend the Company's Articles of
   Incorporation to increase the number of
   authorized shares of common stock to        11,062,071   86,285         5,500
   25,000,000

                                                   For        Against    Abstain

Ratify a prior amendment to the Company's
Articles of Incorporation creating a class
of preferred stock that may be issued by        7,768,873    1,301,565    98,350
the Board in one or more series


Ratify the appointment of Templeton &
Company, P.A. as independent auditors for
1999                                           11,106,406       22,850     4,600

     No other matters were submitted to a vote of the shareholders at the 1999 Annual Meeting. The Company did not hold an Annual Meeting in calendar year 2000.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS PRICE RANGE OF COMMON STOCK

     The Company's common stock trades on OTC bulletin board under the symbol "JLHC." The following is the range of high and low sales prices for the Company's common stock for the last three calendar years.

                                       High       Low

          1998

               First Quarter          $2.750     $0.625
               Second Quarter          2.344      0.106
               Third Quarter           1.250      0.310
               Fourth Quarter          0.531      0.188

          1999

               First Quarter          $0.531     $0.188
               Second Quarter          2.063      0.188
               Third Quarter           0.813      0.531
               Fourth Quarter          0.844      0.250

          2000

               First Quarter          $0.750     $0.063
               Second Quarter          0.500      0.200
               Third Quarter           0.450      0.200
               Fourth Quarter          0.200      0.109

     On February 6, 2001 the closing sale price of the Company's common stock was $0.20 per share. The above quotations reflect inter-dealer quotations, without retail mark-up, mark-down or commission, and may not represent actual transactions.

     As of February 6, 2001, the Company had approximately 500 record and beneficial holders of the Company's common stock. The Company has not paid any dividends on its common stock since its inception and does not anticipate paying any dividends on its common stock in the foreseeable future. The Company currently plans to retain earnings, if any, to finance its business operations.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion and analysis contains both historical and forward-looking information. The forward-looking statements may be significantly affected by risks and uncertainties and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There can be no assurance that anticipated future results will be achieved. Readers are cautioned that a number of factors, which are described in this report and below, could adversely affect the Company's ability to obtain these results, including the Company's ability to obtain the financing necessary to exercise the Company's option to purchase the Leased Property from HCRI, as described above. If the Company is unable to obtain the financing to exercise its purchase option, and the lease is not further extended by HCRI beyond its current maximum expiration date (including options to extend) of December 30, 2001, the lease for all eight facilities will terminate and the Company will cease operations. The HCRI lease may be terminated by HCRI upon 48-hours notice if the Company defaults in the performance of any of its obligations under the lease or the Letter Agreement. Additionally, the Company's future performance will be affected by, among other things, (1) its ability to generate sufficient cash flow from operations to meet its operating and other expenses, (2) the availability of financing for future cash needs of the Company if cash flow from operations is not sufficient, (3) the ability to increase and maintain occupancy in its current (and any future new) facilities, (4) its ability to obtain and maintain liability insurance for the operation of its facilities, which liability insurance is becoming increasingly difficult to obtain and more expensive even if available to all long-term care facilities in Florida, (5) the ability to avoid any significant claims for negligent care (including resolution of the one current claim), (6) the ability to attract qualified personnel and to pass on in rate increases to residents the increasing wage and benefit costs of employees, and (7) the availability of long-term financing for the development of new facilities (if the Company were to resume development projects).

Overview

     The Company's revenues consist primarily of rental of residences in assisted living facilities. Resident rental rates are reviewed annually and adjustments, if any, are based on changes in the Company's operating costs or as market conditions dictate. The level of service provided to each resident is also reviewed on a continuous basis to determine whether individual needs have changed, which require an adjustment of services and, therefore, rates. The Company's expenses for facilities include (i) residence operating expenses, such as staff payroll, food, utilities, insurance, property taxes, and other direct residence operating expenses and (ii) rental expense for the leased facilities. General and administrative expenses consisting of marketing, legal, accounting and other administrative expenses are incurred for the operation of the leased facilities.

Results of Operations

     The Company incurred a net loss for 1999 of $1,836,000, compared to a net loss for 1998 of $4,105,000. The Company had a 48% increase in revenues for 1999 to $3,697,000, compared to $2,496,000 in 1998. Resident fee revenues increased by $1,168,000 in 1999 due primarily to the opening of new facilities during 1998. The companion care services revenues increased in 1999 to $647,000, an increase of $49,000 over 1998 revenues. The companion care division of the Company was sold on December 31, 1999, to allow the Company to focus solely on assisted living care within its leased facilities.

     The Company's operating expenses in 1999 were $5,439,000, up $791,000 (or 17%) from 1998 operating expenses of $4,648,000. Assisted living expenses increased $1,105,000 in 1999 to $2,893,000 due to the opening of new facilities in 1998. Lease expense increased $823,000 to $1,027,000 in 1999, again, due to the opening of new facilities in 1998 and the change in accounting for the leases as operating leases rather than capital leases. Companion care expenses increased $78,000 in 1999 to $650,000 due to increased payroll associated with additional billable service hours.

     General and administrative expenses were down $647,000 (44%) in 1999 to $813,000 due to cutbacks of home office expenses. Depreciation and amortization totaled $56,000 in 1999 compared to $624,000 in 1998 because of the sale of the Company's corporate headquarters building in 1998 and the sale-leaseback of certain facilities. In 1999, non-operating expenses totaled $93,000 and consisted of interest expense, impairment loss on property held for sale, and a gain on the sale of property and the Company's companion care division. Non-operating expenses in 1998 totaled $1,953,000, which included the following: (1) the Company wrote down property held for sale $296,000, which write-down was based upon actual sale prices of the property held for sale; (2) goodwill associated with the merger of Community Assisted Living Centers, Inc. into a wholly-owned subsidiary of the Company in April 1997, in the amount of $564,000 was written off in 1998; (3) the Company reported a loss of $249,000 in 1998 on the sale of assets, consisting primarily, of the sale of the corporate headquarters building; (4) interest expense was $397,000 in 1998, and (5) a provision for lease termination in the amount of $499,000 was established in 1998.

Liquidity and Capital Resources

     As described above under "Item 3. Legal Proceedings," the Company entered into a settlement agreement with HCRI relating to former leases and executed a new lease with HCRI for all eight facilities, which lease initially expired on January 31, 2000. The Company and HCRI have agreed to various extensions of the lease, presently to September 30, 2001, subject to a 90 day renewal option, as described in Item 2 above. The Company estimates that the option exercise price, including associated expenses, will be approximately $11,500,000. If the Company is unable to raise the financing to exercise its purchase option and if HCRI does not grant further lease extensions, the lease for all eight facilities will be terminated and the Company will cease operations. Additionally, the Letter Agreement with HCRI and the lease provide that they may be terminated upon 48-hours notice if the Company defaults in the performance of any of its obligations under the Letter Agreement or the lease. As of the date of the filing of this report, the Company believes that it is in compliance with all financial and other obligations to HCRI under the settlement agreement and the HCRI lease.

     The Company is pursuing a financing for the Company with the representative of several institutional lenders. The current discussions involve bridge financing to be converted to permanent debt, although the final form of the financing, if completed at all, cannot be predicted at this time. If the Company is unable to acquire necessary financing to acquire the Leased Property and if HCRI does not grant further lease extensions, the HCRI lease will terminate and Company operations will cease.

     In addition to the critical need for long-term financing to purchase the Leased Facilities from HCRI under the HCRI lease described above, the Company has required additional cash infusions in 1999 and 2000 to meet certain obligations of the Company. The capital infusions in the Company in the last two years are described below. As recently as January 2001, however, the Company borrowed an additional $75,000 from HCRI to pay a portion of the property taxes on its leased facilities. The Company is current in all of its financial obligations to HCRI under the lease and is current in its settlement payments to the general contractor that constructed the last two facilities for the Company.

     At the time of the filing of this report, the Company is, for the first time in many years, able to meet its operating cash needs from the cash flow generated by its facilities. The current cash flow of the Company is not, however, sufficient to cover certain non-operating expenses or unanticipated expenses. These cash expenses include (1) the up-front financing fees charged by institutional investors before they will evaluate a loan to or investment in the Company, and (2) the ongoing settlement payments to the general contractor that constructed the last two facilities for the Company. At the time current management acquired effective control of the Company, the Company was indebted to that contractor for amounts in excess of $600,000. Under the settlement agreement with that contractor, the Company is paying $15,000 per month, with one final payment of approximately $50,000 due in September 2001. Additionally, in the last 12 months, certain unexpected expenses relating to prior operations of the Company have been incurred, which expenses have not been met by the Company's cash flow from operations.

     The current break-even operating cash flow of the Company is an extremely recent event for the Company, and there can be no assurance that the situation will continue. Cash flow is directly related to the occupancy at the facilities and the operating costs of those facilities. Management of the Company does not believe that there remain many, if any, opportunities to reduce further the operating costs of the Company's facilities. Operating cash flow for the Company's existing facilities will improve only if (1) occupancy at the facilities improves, or (2) rates at the facilities are increased faster than increases in operating expenses. Operating cash flow has been favorably affected by certain loans that have been made by Peridot Enterprises, Inc. to the Company, and certain administrative services that have been provided by Peridot to the Company without interest charge or service fees. Peridot is under no obligation to provide any services or loans to the Company, and one of the Company's objectives is to be able to pay fair value for any services (including loans) provided by Peridot in the future.

     In calendar years 1999 and 2000, the Company obtained the following debt and equity financings (in addition to the issuances of common stock to settle certain claims, as described elsewhere in this report):

     (1) Robert C. Lohr, who now serves as the Chairman of the Board and Chief Executive Officer of the Company, and a group of investors assembled by him invested $1,000,000 in the Company in exchange for 2,920,000 shares of common stock. The commitment to make this investment was made in April 1999 in conjunction with the settlement of the HCRI litigation threatening termination of the HCRI leases. The Company used the proceeds of this stock sale to fund certain expenses associated with the settlement with HCRI, to fund the settlement of other unpaid obligations and contractual disputes as of April 1999, and to fund the operations of the Company in 1999.

     (2) The Company issued a $150,000 convertible debenture to an unrelated party, which debenture bears interest at 13% per annum, matures on October 1, 2001, and is convertible into shares of common stock of the Company for one-half of the principal amount thereof at the option of the debenture holder at a price equal to either (a) the stock price on the date of issuance of the debenture, or
(b) $0.28 per share, or (c) a price at which the common stock closed on any day in the 30 days preceding the conversion.

     (3) In January 2000, the Company issued another $150,000 principal amount of convertible debentures on the same terms to three directors (or their affiliates). In 2000, one half of the principal amount of two debentures ($65,000 in the aggregate) was converted into 1,083,333 shares of common stock by two directors (or their affiliates) at a conversion price of $0.06 per share.

     (4) In December 2000 and January 2001, the Company issued an aggregate of 1,768,182 shares of common stock at $0.11 per share in a limited offering to accredited investors, for gross proceeds of $194,500 to provide additional working capital for the Company and particularly to pay anticipated loan origination costs for possible financing proposals for the Company.

     In addition, the losses incurred by the Company during the 1999 and 2000 were funded through the proceeds from the sale of certain assets.

ITEM 7.  FINANCIAL STATEMENTS

     The following financial statements are contained on pages F-1 through F-18 of this report:

     Report of Independent Accountants
     Consolidated Balance Sheet - December 31, 1999
     Consolidated Statements of Operations - Years Ended December 31, 1999 and
        1998
     Consolidated Statements of Stockholders' Equity (Deficit) - Years Ended
        December 31, 1999 and 1998
     Consolidated Statements of Cash Flows - Years Ended December 31, 1999 and
        1998
     Notes to Consolidated Financial Statements

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The name, age and position of each director and executive officer of the Company is as follows:

 Director and Executive Officers   Age  Positions and Offices Held
 -------------------------------   ---  --------------------------
 Robert C. Lohr                     54  Chairman of the Board and Chief Executive Officer

 Bruce C. Baldwin                   55  Director

 Ronald O. Braun                    57  Director

 Elizabeth A. Conard                62  Executive Vice President, Secretary and Director

 Michael W. Monahan, CPA            46  Director

 Joseph J. Nichols, CPA             61  Director

 Isidore Siegel                     82  Director

 Raymond G. Smith                   58  Director

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

          Michael W. Monahan, CPA, served as Treasurer and Chief Financial Officer of the Company from April 1997 until August 1998. From July 1996 to August 1998, Mr. Monahan was also Treasurer and Chief Financial Officer of Community Assisted Living Centers, Inc., which the Company acquired by merger on April 10, 1997. Prior to joining Community Assisted Living Centers, Inc., Mr. Monahan had been engaged in public accounting, including serving as senior audit manager with a Big 6 firm, a partner in a smaller regional firm, and a shareholder in a Sarasota-area firm. Mr. Monahan resigned as the Treasurer and Chief Financial Officer of the Company in August 1998, at which time he returned to private practice in his own CPA firm. In May 1999, Mr. Monahan was elected to the Board of Directors as part of the investment in the Company by Mr. Lohr and his affiliates, and Mr. Monahan continues to work with the Company on a consulting basis in connection with certain ongoing financial and reporting matters and as agreed to on special projects.

          Joseph J. Nichols, CPA, became a director in November 1999. Mr. Nichols graduated from Siena College with a B.A. in Accounting. From 1960-1978 he was in public accounting and became a partner in an accounting firm that specialized in health care. In 1978, Mr. Nichols purchased a 50% interest in Hallmark Nursing Centre, Inc., a seven-facility chain of nursing homes in New York State. He is currently the Vice President and Treasurer of that corporation. He is a Past President of the New York State Health Facilities Association, a past member of the Executive Committee and Past Chairman of the Payment Committee. He remains very active in all state association matters. He was also a Past Chairman of the American Health Care Association's Payment Committee and has served on several committees.

          Isidore Siegel is a retired attorney. Mr. Siegel was named Acting Chief Executive Officer and Chairman of the Board effective March 25, 1999, when Daniel D. Levitan resigned as Chairman of the Board and Chief Executive Officer of the Company, and Darryl R. Callahan resigned as President of the

Company. Mr. Levitan assumed the positions of Chairman of the Board and CEO of the Company effective September 28, 1998, in anticipation of an equity investment in the Company by an investor group led by Mr. Levitan. Neither Mr. Levitan nor any group associated with him ever made an equity investment in the Company. Effective April 30, 1999, Mr. Siegel stepped aside as Acting Chief Executive Officer and Chairman of the Board. Mr. Siegel has served as a member of the Board of Directors since 1995. Until July, 1990, Mr. Siegel was a senior partner with the law firm of Siegel & Godt in Garden City, New York. Until June, 1994, Mr. Siegel served as corporate secretary of Weldotron Corporation, an AMEX listed company engaged in the manufacture and sale of stretch and shrink packaging machinery. Mr. Siegel also served as a director of that company until April, 1993. At various times, Mr. Siegel has also been a developer, owner and operator of nursing homes. During the late 1960s, Mr. Siegel developed and owned two nursing homes, and from the mid-1970s to 1990, Mr. Siegel developed, owned and operated two other nursing homes. Mr. Siegel is currently a part owner in three nursing home facilities.

          Raymond G. Smith became a director of the Company in May 1999 with the election of Mr. Lohr to the Board. Mr. Smith served as Vice President and General Manager of Ranbar Electrical Materials, Inc. from 1995 until his retirement in December 2000, where he was responsible for all facets of managing this specialty chemical company. His career encompasses more than 25 years of experience in a variety of business enterprises, including as an executive with Westinghouse Electric Corporation, and management responsibility in manufacturing, marketing/sales, strategic planning quality and technology. Mr. Smith received his BA in Economics from UCLA and his MBA from the University of Pittsburgh.

ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth the cash and other compensation paid in 1997, 1998 and 1999 to the Chief Executive Officers of the Company during those three years. No other executive officer of the Company earned in excess of $100,000 in 1997, 1998 or 1999.

                           Summary Compensation Table

                                      Annual Compensation
                                                 Other Annual     All Other
Name and Principal Position   Year Salary  Bonus Compensation  Compensation/(1)/
---------------------------   ---- ------- ----- ------------  ------------

Robert C. Lohr/(2)/           1999 $53,333   -0-          -0-           -0-
Daniel D. Levitan/(3)/        1998  36,000   -0-          -0-           -0-
John F. Robenalt/(4)/         1998  59,731   -0-          -0-           -0-
                              1997  30,000   -0-          -0-           -0-
Richard T. Conard, M.D./(4)/  1997  75,000   -0-          -0-        $3,500

------------------
/(1)/ Consists of automobile allowance.
/(2)/ Mr. Lohr became Chief Executive Officer of the Company effective April 30,
      1999. In calendar year 1999, Mr. Lohr received salary based on annual compensation of $80,000, which was unchanged in calendar year 2000.
/(3)/ Mr. Levitan replaced Mr. Robenalt as Chief Executive Officer of the
      Company in September 1998.
/(4)/ Mr. Robenalt replaced Dr. Conard as Chief Executive Officer of the Company on April 10, 1997.

     No stock options, stock appreciation rights or similar stock-based benefits were granted or issued to any of the named persons in 1997, 1998 or 1999, and no executive officer of the Company, including the named persons, presently holds any stock options or stock appreciation rights or similar stock-based compensation arrangements.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of February 6, 2001, certain information with regard to the beneficial ownership of the common stock by (i) all persons known by the Company to be the beneficial owners of more than 5% of the outstanding common stock; (ii) each director and nominee for director of the Company; (iii) each executive officer named in the Summary Compensation Table in
Item 10; and (iv) all directors and executive officers of the Company as a group. Unless otherwise indicated, all shares shown in the table below are held with sole voting and investment power by the person indicated.

                                                                       Total            Percent
                                                                    Beneficial            of
Name of Beneficial Owner                                            Ownership            Class
------------------------                                            ---------            -----
Robert C. Lohr...............................................       3,815,200/(1)/         24.2
Elizabeth A. Conard..........................................       2,475,000/(2)/         15.7
Ronald O. Braun..............................................         458,333               2.9
Isidore Siegel...............................................         110,990/(3)/            *
Michael W. Monahan...........................................          42,500                 *
Bruce C. Baldwin.............................................         331,457               2.1
Raymond G. Smith.............................................         116,800                 *
Joseph J. Nichols............................................         400,286               2.5
Joann Desrosiers.............................................       3,579,042/(4)/         22.7
All directors and executive officers as a group (8 persons)..       5,350,566/(5)/         34.0

----------------
* Less than 1%.

/1)/ Includes 511,000 shares of common stock held directly by Mr. Lohr, 904,200 shares held by Periodot Enterprises, which is controlled by Mr. Lohr, and 2,400,000 shares over which Mr. Lohr has voting control under the voting agreement described below.

/(2)/ Of the 2,475,000 shares, 2,400,000 shares are registered in the name of Mr. Lohr as voting trustee under the voting agreement described below. Beneficial economic ownership of 1,400,000 shares is held in a family limited partnership, beneficial economic ownership of 1,000,000 shares is held in a charitable remainder trust and beneficial economic ownership of 75,000 shares is owned individually. Ms. Conard has direct or indirect dispositive power over all 2,475,000 shares of common stock.

/(3)/ Held by a family limited partnership of which Mr. Siegel is a general partner. Consists of 20,000 shares of common stock and a convertible debenture, which is presently convertible into 90,909 shares of common stock. See "Item 12 - Certain Relationships and Related Transactions."

/(4)/ Includes shares held by various trusts for the benefit of Desrosiers family members, of which Ms. Desrosiers may be deemed to be the beneficial owner.

/(5)/ Includes 90,909 shares of common stock issuable upon the conversion of a convertible debenture, which is presently convertible into common stock. See "Item 12 - Certain Relationships and Related Transactions."

Voting Agreement

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

     As a result of this agreement and his appointment as President and CEO of the Company, Mr. Lohr effectively acquired control of the Company as of April 30, 1999.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In 1999, Peridot Enterprises, Inc. lent the Company $260,114 on an unsecured basis, of which $155,114 has been repaid by the Company. No interest was charged on this loan. The remaining balance of $105,000 was paid by the Company by the issuance of the Company's $105,000 principal amount of convertible debentures (the "debenture") described below. In January 2000, the Company issued another $45,000 principal amount of convertible debentures on the same terms to two other directors (or their affiliates), Mr. Braun and Mr. Siegel.

     The debentures bear interest at 13% per annum, mature on October 1, 2001, and are convertible into shares of common stock of the Company for one-half of the principal amount thereof at the option of the debenture holder at a price equal to either (a) the stock price on the date of issuance of the debenture, or
(b) $0.28 per share, or (c) a price at which the common stock closed on any day in the 30 days preceding the conversion. In 2000, one half of the principal amount of two debentures ($65,000 in the aggregate) was converted into 1,083,333 shares of common stock by two directors, Mr. Lohr and Mr. Braun, at a conversion price of $0.06 per share.

     In 1999, the Company transferred certain land in Sarasota, Florida to Dr. Richard Conard (the spouse of Elizabeth Conard), subject to a first mortgage in the principal amount of $750,000, in exchange for Dr. Conard's agreement to assume the mortgage indebtedness on that land. At the time of the transfer, the Sarasota land was valued by the Company at approximately the mortgage note thereon.

     From time to time since 1987, Elizabeth A. Conard has made loans to the Company to support its operations. The Company has repaid only a portion of those loans. At December 31, 1999, the total amount of the loans, including interest, was $238,839. The loans bear interest at 10% per annum, payable monthly and the principal is payable in installments beginning in September 1998. The Company has made no principal or interest payments on this loan since September 1998.

     In December 2000 and January 2001, the Company issued an aggregate of 1,768,182 shares of common stock at $0.11 per share in a limited offering to accredited investors, for gross proceeds of $194,500 to provide additional working capital for the Company. Two directors (Messrs. Nichols and Baldwin) participated in this offering and purchased an aggregate of 300,000 shares of common stock for an aggregate investment of $33,000.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

     The following exhibits are filed with this Form 10-KSB or are incorporated herein by reference.

          3(a)   Articles of Incorporation, as amended./(1)/
          3(b)   Bylaws./(1)/
          4      Form of Common Stock Certificate./(1)/
          10(a)  1995 Incentive and Non-Qualified Stock Option Plan./(1)/
          (b)    Agreement dated as of February 26, 1998, among National
                 Foundation on Gereontology, Inc., the Company and certain
                 subsidiaries of the Company (terminating the Management
                 Agreement)./(2)/
          (c)    Settlement Agreement dated April 10, 1997, among Just Like
                 Home, Inc., Whitaker's Landing, Inc., Joann Desrosiers, David
                 Desrosiers and Jeffrey S. Russell as Co-Personal
                 Representatives./(3)/
          (d)    Stock Issuance Agreement dated as of September 20, 1999, among the Company, Joann Desrosiers and various trusts for the
                 benefit of Desrosiers family members./(6)/
          (e)    [Voting] Agreement dated April 23, 1999, between Elizabeth
                 Conard and Robert C. Lohr. /(4)/
          (f)    Letter Agreement (Settlement Agreement) with Health Care REIT,
                 Inc. effective April 30, 1999. /(4)/
          (g)    Lease Agreement dated as of May 1, 1999, with Health Care REIT,
                 Inc.
          (h)    First Amendment to Lease Agreement with Health Care REIT, Inc.
                 dated as of September 1, 1999./(5)/
          (i)    Second Amendment to Lease Agreement with Health Care REIT, Inc.
                 dated as of September 1, 1999./(5)/
          (j)    Third Amendment to Lease Agreement with Health Care REIT, Inc.
                 dated as of January 31, 2000./(5)/
          (k)    Fourth Amendment to Lease Agreement with Health Care REIT, Inc.
                 dated as of May 1, 2000./(5)/
          (l)    Form of Convertible Debenture./(5)/
           21    Subsidiaries of the Registrant./(5)/
           27    Financial Data Schedule (for SEC use only)./(5)/

(b)      Reports on Form 8-K.

          1. Form 8-K filed March 8, 1999, reporting notice of terminating of all leases of assisted living facilities leased to the Company by Health Care REIT, Inc.

          2. Form 8-K filed April 2, 1999, reporting changes in senior management of the Company and status of litigation with Health Care REIT, Inc.

          3. Form 8-K filed June 1, 1999, as amended, reporting (i) change in control of the Company, whereby Mr. Lohr effectively acquired control of the Company, (ii) change in the Company's independent auditors to Templeton & Company, P.A., (iii) changes in management at the Company, and (iv) settlement of litigation with Health Care REIT, Inc.

_____________
/(1)/ Incorporated by reference to the exhibit filed as part of the Company
      Registration Statement (File No. 33-910120A) ordered effective July 6,
      1995.
/(2)/ Incorporated by reference to the exhibit filed as part of the Company's
      Form 10-KSB for the year ended December 31, 1997, as amended.
/(3)/ Incorporated by reference to the exhibit filed as part of the Company's
      Form 10-QSB for the quarter ended March 31, 1997.
/(4)/ Incorporated by reference to the exhibit filed as part of the Company's
      Form 8-K dated April 30,1999, as amended.
/(5/) Filed herewith.
/(6/) Incorporated by reference to the exhibit filed as part of the Company's
      Form 10-KSB for year ended December 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   JUST LIKE HOME, INC.

                                   By: /s/ Robert C. Lohr
                                   ---------------------
                                         Robert C. Lohr
                                         Chairman of the Board and Chief
                                         Executive Officer

Date:  February 15, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 9th day of February, 2001.

         Signature                                Title

     /s/ ROBERT C. LOHR                Chairman of the Board and Chief
         Robert C. Lohr                Executive Officer


     /s/ BRUCE C. BALDWIN              Director
         Bruce C. Baldwin


     /s/ RONALD O. BRAUN               Director
         Ronald O. Braun


     /s/ ELIZABETH A. CONARD           Executive Vice President, Secretary and
         Elizabeth A. Conard           Director


     /s/ MICHAEL W. MONAHAN            Director
         Michael W. Monahan


     /s/ JOSEPH J. NICHOLS             Director
         Joseph J. Nichols


     /s/ ISIDORE SIEGEL                Director
         Isidore Siegel


     /s/ RAYMOND G. SMITH              Director
         Raymond G. Smith

                     JUST LIKE HOME, INC. AND SUBSIDIARIES


                               TABLE OF CONTENTS

                                                               Page #
                                                               ------
Report of independent accountants                                 F-2


Consolidated financial statements:

  Consolidated balance sheet                                      F-3

  Consolidated statements of operations                           F-4

  Consolidated statements of stockholders' deficit                F-5

  Consolidated statements of cash flows                       F-6/F-7

Notes to consolidated financial statements                   F-8/F-18

                       Report of Independent Accountants


Board of Directors and Stockholders
Just Like Home, Inc.

We have audited the accompanying consolidated balance sheet of Just Like Home, Inc. and subsidiaries as of December 31, 1999 and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Just Like Home, Inc. and subsidiaries as of December 31, 1999, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

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


/s/ Templeton & Company, P.A.
Royal Palm Beach, Florida
November 30, 2000

                     JUST LIKE HOME, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                               December 31, 1999


                                     ASSETS

Current assets:
 Cash and cash equivalents                              $     12,000
 Restricted cash                                             324,981
 Accounts receivable                                          61,597
 Property held for sale                                       79,974
 Other current assets                                         60,673
                                                        ------------

     Total current assets                                    539,225

Property and equipment, net                                  123,225
Other assets, net                                              1,950
                                                        ------------

       Total assets                                     $    664,400
                                                        ============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
 Accounts payable and accrued liabilities               $    932,395
 Current portion of long-term debt                           786,976
 Other current liabilities                                   115,425
                                                        ------------

   Total current liabilities                               1,834,796

Long-term debt, less current portion                         621,521
                                                        ------------

     Total liabilities                                     2,456,317
                                                        ------------

Commitments and contingencies
 (Notes 3 and 6)                                                   -

Stockholders' deficit:
 Preferred stock, $.01 par value;
   2,000,000 shares authorized; none
   issued                                                          -
 Common stock, $.001 par value;
   25,000,000 authorized; 12,310,279
   shares issued and outstanding                              12,310
 Additional paid-in capital                               10,854,257
 Accumulated deficit                                     (12,658,484)
                                                        ------------

     Total stockholders' deficit                          (1,791,917)
                                                        ------------

       Total liabilities and stockholders'
         deficit                                        $    664,400
                                                        ============

See notes to financial statements.

                     JUST LIKE HOME, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the Years Ended December 31, 1999 and 1998

                                                          1999          1998
                                                      ------------  ------------
Revenue:
 Assisted living facilities resident fees             $ 3,006,799   $ 1,839,498
 Companion care fees                                      647,077       597,846
 Other income                                              43,507        58,685
                                                      -----------   -----------

   Total revenue                                        3,697,383     2,496,029
                                                      -----------   -----------

Expenses:
 Assisted living facilities operations                  2,893,407     1,788,360
 Assisted living facilities lease expense               1,026,529       204,027
 Companion care operations                                649,723       571,684
 General and administrative                               813,334     1,460,201
 Depreciation and amortization                             56,386       623,832
                                                      -----------   -----------

   Total expenses                                       5,439,379     4,648,104
                                                      -----------   -----------

Operating loss                                         (1,741,996)   (2,152,075)

Non-operating income (expense):
 Interest expense                                         (73,326)     (397,194)
 Interest income                                            2,850        51,293
 Gain (loss) on sales of assets                            42,509      (249,018)
 Provision for termination of leases                            -      (498,737)
 Loss from impairment of property
   held for sale and certain goodwill                     (66,291)     (859,336)
                                                      -----------   -----------

     Loss before income taxes                          (1,836,254)   (4,105,067)

Provision for income taxes                                      -             -
                                                      -----------   -----------

Net loss                                              $(1,836,254)  $(4,105,067)
                                                      ===========   ===========

Net loss per common share:
 Basic
                                                      $      (.19)  $      (.59)
 Diluted                                              ===========   ===========
                                                      $      (.19)  $      (.59)
                                                      ===========   ===========

Weighted average shares of common stock outstanding:
   Basic                                                9,500,851     6,909,110
                                                      ===========   ===========
   Diluted                                              9,500,851     6,909,110
                                                      ===========   ===========

See notes to financial statements.

                    JUST LIKE HOME, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                For the Years Ended December 31, 1999 and 1998

                                     Common Stock       Additional
                                     ------------         Paid-in      Accumulated
                                No. Shares    Amount      Capital        Deficit        Total
                                ----------    ------      -------        -------        -----

Balance, January 1, 1998         6,883,329    $ 6,883   $ 8,900,515   $ (6,717,163)  $ 2,190,235

Cancellation of subscription
 receivable                        (10,000)       (10)       (9,990)             -       (10,000)
Issuance of common stock
 as compensation                    44,272         44        44,228              -        44,272
Net loss for the year
 ended December 31,
 1998                                    -          -             -     (4,105,067)   (4,105,067)
                                ----------    -------   -----------   ------------   -----------

Balance, December 31,
 1998                            6,917,601      6,917     8,934,753    (10,822,230)   (1,880,560)

Issuance of 2,472,678
 shares of common stock
 to retire common stock
 and options subject to
 put options                     2,472,678      2,473       922,424              -       924,897
Issuance of common stock         2,920,000      2,920       997,080              -     1,000,000
Net loss for the year
 ended December 31, 1999                 -          -             -     (1,836,254)   (1,836,254)
                                ----------    -------   -----------   ------------   -----------

Balance, December 31, 1999      12,310,279    $12,310   $10,854,257   $(12,658,484)  $(1,791,917)
                                ==========    =======   ===========   ============   ===========


See notes to financial statements.

                     JUST LIKE HOME, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Years Ended December 31, 1999 and 1998


                                                          1999          1998
                                                          ----          ----

Cash flows from operating activities:
 Net loss                                             $(1,836,254)  $(4,105,067)
 Adjustments to reconcile net loss
   to net cash used in operating activities:
     Depreciation                                          51,146        79,963
     Amortization                                           5,240       543,869
     Provision for termination of leases                        -       498,737
     (Gain) loss on sales of assets                       (42,509)      249,018
     Non-cash loss from impairment of
       property held for sale and certain goodwill         66,291       859,336
     Common stock issued as compensation                        -        44,272
     Changes in operating assets and liabilities:
       Increase in accounts receivable                     (9,795)      (15,176)
       Decrease in other current assets                    17,589       773,768
       Decrease in other assets                                 -       148,469
       (Decrease) increase in accounts
         payable and accrued liabilities                  (51,216)      277,966
       (Decrease) increase in other
         current liabilities                               43,126       (20,313)
                                                      -----------   -----------

Net cash used in operating activities                  (1,756,382)     (665,158)
                                                      -----------   -----------

Cash flows from investing activities:
 Purchases of property and equipment                      (41,525)      (55,318)
 Proceeds from sales of assets                          1,285,000     1,948,651
 Certificates of deposit redeemed                         229,687       139,444
                                                      -----------   -----------

Net cash provided by investing activities               1,473,162     2,032,777
                                                      -----------   -----------

                     JUST LIKE HOME, INC. AND SUBSIDIARIES

                 For the Years Ended December 31, 1999 and 1998


                                            1999          1998
                                            ----          ----

Cash flows from financing activities:
 Repayment of long-term debt, net        $ (793,532)  $(1,690,657)
 Financing in excess of costs paid
   on build-to-suit facilities                    -       334,267
 Proceeds from issuance of common
   stock 1,000,000                                -             -
 Repayment of related-party loans                 -       (63,166)
                                         ----------   -----------

Net cash provided by (used in)
 financing activities                       206,468    (1,419,556)
                                         ----------   -----------

Net decrease in cash and
 cash equivalents                           (76,752)      (51,937)

Cash and cash equivalents, beginning
 of year                                     88,752       140,689
                                         ----------   -----------

Cash and cash equivalents, end of
 year                                    $   12,000   $    88,752
                                         ==========   ===========

Supplemental disclosure of cash flow
 information:

   Total interest paid                   $   51,489   $   375,445
                                         ==========   ===========

Non-cash investing and financing transactions:

    1999 Transactions:
    -----------------

 .   The Company issued 2,472,678 shares of common stock to retire common stock and options subject to put options in the amount of $924,683.
 .   The Company satisfied a mortgage note payable of $750,000 by conveyance of a vacant lot held for sale.
 .   The Company satisfied notes payable to certain individuals aggregating
    $300,000 by conveyance of certain property held for sale.

    1998 Transactions:
    -----------------

    . The Company issued 44,272 shares of common stock, valued at $44,272, as officer compensation.
    . The Company cancelled a subscription receivable from a prior year for 10,000 shares of common stock valued at $10,000.
    . The Company incurred debt of $336,500 to purchase certain property held for sale and certain furniture, fixtures, and equipment.
    . The Company incurred $571,830 of long-term financing payable to the contractor in connection with the construction of certain build-to-suit facilities.

                     JUST LIKE HOME, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Organization and Nature of Business

The accompanying consolidated financial statements present the consolidated historical results of operations for Just Like Home, Inc. and subsidiaries (the Company), and includes the accounts of JLH Series I, Inc., that operates seven leased assisted living facilities; four in Bradenton, Florida, one in Lake Wales, Florida (opened November 1998), one in Haines City, Florida (opened November 1998), and one in Orange City, Florida (opened July 1998); Charis Place, Inc., that operates one leased assisted living facility in Leesburg, Florida; Peridot Companies, Inc., (formerly Just Like Family, Inc.) that operated a companion care service to residents in Manatee County, Florida, that was sold in 1999 (see Note 12); JLH Franchising Corporation, JLH Management Corporation, Just Like Home IV, Inc., and JLH Realty, Inc., that are all inactive; Just Like Home Corporate Center, Inc., that owned and operated an office building in Bradenton, Florida that was sold in 1998 (see Note 12); and Edgewood Double Drive, Inc., that owned a vacant lot in Sarasota, Florida that was sold in 1999.

The Company is principally engaged in the business of developing, operating and managing assisted living facilities located in Florida.


Note 2 - Summary of Significant Accounting Policies

A summary of the significant accounting policies used in preparing the accompanying financial statements follows:

   Principles of Consolidation
   ---------------------------

   The consolidated financial statements include Just Like Home, Inc. and all of its subsidiaries. All significant intercompany transactions and accounts are eliminated in the consolidation.

   Cash and Cash Equivalents
   -------------------------

   The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

   Accounts Receivable
   -------------------

   Accounts receivable relate primarily to amounts due from residents in the various assisted living facilities.

   Revenue Recognition
   -------------------

   The Company charges fees to residents of its assisted living facilities pursuant to short-term operating lease agreements. Resident fees are recognized as revenue ratably over the term of the related leases. Companion care fees relate to the Just Like Family program and are recognized when all services have been substantially performed.

   Depreciation
   ------------

   Depreciation expense is provided for furniture, fixtures, and equipment using the straight-line method over their estimated lives ranging from five to seven years.

                     JUST LIKE HOME, INC. AND SUBSIDIARIES

Note 2 - Summary of Significant Accounting Policies, Continued

   Property Held for Sale
   ----------------------

   The Company holds certain parcels of land as property held for sale. The Company values the property held for sale at the cost to acquire such property less any provisions relating to impairments on each parcel of land. Properties expected to be sold within one year after the balance sheet date are classified as current assets.

   Goodwill and Other Intangible Assets
   ------------------------------------

   The Company amortizes costs in excess of fair value of net assets of businesses acquired using the straight-line method over ten years. Costs incurred in connection with the issuance of debt are deferred and amortized over the term of the related debt using the straight-line method, which approximates the effective interest method.

   Long-Lived Assets
   -----------------

   The Company reviews long-lived assets and certain identifiable intangibles for impairment on a periodic basis and whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company records a provision when it has been determined that assets are impaired. All remaining goodwill and certain other intangible assets at December 31, 1998 were written off (see Notes 6 and 13).

   Capitalization of Interest
   --------------------------

   Interest incurred during construction or major renovations is capitalized.

   Earnings (Net Loss) per Common Share
   ------------------------------------

   Earnings (net loss) per common share is computed in accordance with Financial Accounting Standards Board Statement 128 (FAS 128). Basic earnings (net loss) per common share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.

   Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the Company's earnings. The effect of potentially dilutive securities outstanding during 1999 and 1998 is anti-dilutive; therefore, basic and diluted earnings per share are the same for both years. Securities that could potentially dilute basic earnings per share in future periods include warrants to purchase 100,000 shares at $7.20 per share.

                     JUST LIKE HOME, INC. AND SUBSIDIARIES

Note 2 - Summary of Significant Accounting Policies, Continued

   Segment Reporting
   -----------------

   FAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997, establishes standards for reporting information about operating segments in annual financial statements and interim financial reports issued to stockholders. Generally, certain financial information is required to be reported on the basis that is used internally for evaluating performance of and allocation of resources to operating segments. Management believes that its operations are focused in the assisted living industry and that financial reports issued to stockholders are presented on the basis used internally to evaluate performance. Accordingly, additional information to disaggregate the Company's results of operations among industry segments is not presented.

   Income Taxes
   ------------

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

   Reclassifications
   -----------------

   Certain amounts appearing in the 1998 financial statements have been reclassified to conform with the 1999 presentation.

   Management Estimates
   --------------------

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

   Concentration of Credit Risk
   ----------------------------

   Financial instruments, which potentially subject the Company to concentration of credit risk, include temporary cash investments. The Company places its cash and temporary cash investments with high credit quality financial institutions. Such balances may exceed the FDIC insurance limit.

                     JUST LIKE HOME, INC. AND SUBSIDIARIES

Note 3 - Going Concern

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company has incurred substantial operating losses and negative cash flows from operations for each of the two years in the period ended December 31, 1999. At December 31, 1999, the Company had a working capital deficit of approximately $1,295,000 and stockholders' deficit of approximately $1,792,000. Additionally, as discussed in Note 6, the Company was declared in default of certain terms and covenants of the leases for all eight of the facilities it operates and subsequently executed a new, short-term lease for the facilities with a purchase option. The Company's continued operation of such facilities beyond the new lease term, including extensions, depends upon the lessor's forbearance and the Company's ability to obtain alternative financing to exercise its purchase option. These factors may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. As described in Notes 6 and 7, the Company appointed a new chief executive officer, obtained certain interim financing and is seeking long-term financing to exercise its right to purchase the eight assisted living facilities. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain long-term financing to exercise its rights to purchase the assisted living facilities, and ultimately to attain profitability.


Note 4 - Restricted Cash

Restricted cash at December 31, 1999 consists of the following:



     Certificate of deposit                                 $270,000
     Escrow funds                                             25,154
     Residents' security deposits                             24,647
     Resident petty cash                                       5,180
                                                            --------

                                                            $324,981
                                                            ========
Note 5 - Property and Equipment

Property and equipment is stated at cost and includes the following at December 31, 1999:

   Furniture, fixtures, and equipment                       $ 244,018
   Less accumulated depreciation                             (120,793)
                                                            ---------

                                                            $ 123,225
                                                            =========

                     JUST LIKE HOME, INC. AND SUBSIDIARIES

Note 6 - Description of Leasing Arrangements

The Company's leasing arrangements for the assisted living facilities which it operates and for other operating leases are described as follows:

   Assisted Living Facilities
   --------------------------

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

   During April 1999, the Company reached a settlement agreement with HCR which provided for the following:

   . The execution of a single lease agreement for all eight facilities for a nine-month term commencing May 1999. HCR subsequently granted the Company lease extensions through January 31, 2001.

   .  The payment of $200,000 for HCR's legal fees and expenses.

   . The payment of rent and other expenses due HCR through April 1999 from funds held in escrow.

   . The settlement of certain litigation with the general contractor for two of the facilities built in 1998 (see Note 8).

   . The appointment of Robert Lohr as the Company's chief executive officer (see Note 7).

                     JUST LIKE HOME, INC. AND SUBSIDIARIES

Note 6 - Description of Leasing Arrangements, Continued

   Assisted Living Facilities, continued
   -------------------------------------

   . The granting of the right to the Company to purchase the eight facilities for $10,406,510 for the first four months of the lease, increasing by .75% each month through the end of the ninth month at which time the right terminates. The purchase option was subsequently extended to January 31, 2001.

     As a result of the above transactions, the Company recorded the following provision for termination of leases in its 1998 financial statements which is comprised as follows:

                                   Item                                                       Amount
------------------------------------------------------------------------                      ------

     Write off of costs in excess of financing provided for three
        build-to-suit leases                                                               $ 237,563
     Write off of deferred financing costs                                                   196,688
     Write off of goodwill associated with the acquisition of certain
        assisted living facilities                                                           241,442
     Write off of capitalized costs and lease obligations for leases
        capitalized and subsequently terminated during 1998                                 (376,956)
     Accrual of HCR legal fees and expenses                                                  200,000
                                                                                           ---------

        Total provision for termination of leases                                          $ 498,737
                                                                                           =========

     Other Operating Leases
     ----------------------

     The Company is obligated under operating lease agreements for office space at December 31, 1999. Future minimum lease payments required under these leases are $5,648 in 2000 and $2,000 in 2001.

Total rent on all operating leases for the years 1999 and 1998 is summarized as follows:

                                                              1999       1998
                                                              ----       ----
     Assisted living facilities                           $1,026,529   $204,027
     Other                                                    37,821     37,534
                                                          ----------   --------

       Total                                              $1,064,413   $241,561
                                                          ==========   ========

During 1998, the Company leased office space from a company controlled by the Company's former chief executive officer pursuant to an informal, month-to-month arrangement. Total rent charged in 1998 (included in "other" above) amounted to $32,100.

                     JUST LIKE HOME, INC. AND SUBSIDIARIES

Note 7 - Transactions to Transfer Operating Control

During 1999, the Company consummated certain transactions with an investor group led by Robert Lohr to transfer operating control of the Company to Mr. Lohr, provide certain interim financing for the continued operation of the Company, and provide necessary funds to address certain outstanding litigation and other matters (see Note 6). The transactions resulted in the purchase of 2,920,000 shares of the Company's common stock for $1,000,000 by the investor group.

In addition, Mr. Lohr was named the Company's chief executive officer, he assumed control of two voting trusts which include a substantial interest in the Company's common stock, and he named four additional board members.


Note 8 - Long-Term Debt

Long-term debt consists of the following at December 31, 1999:

Note payable to an individual, interest at prime plus 1% (9.5% at December
31, 1999), uncollateralized and payable on demand.                                          $   195,000

Note payable, interest at 8.5%, monthly principal and interest payments due
through July 2002, collateralized by equipment.                                                  10,444

Contractor settlement payable, principal and interest of 10% due through
April 2001, collateralized by facility under operating lease (see Note 6).                      271,828

Note payable, interest at 9.5%, monthly principal and interest payments due
through September 2002, collateralized by equipment.                                            26,541

Note payable to stockholder, uncollateralized with principal and interest, at
10%, payable in monthly installments. Principal and interest payments are in
default at December 31, 1999.                                                                  238,839

Note payable to a bank, interest at prime plus 2% (10.5% at December 31,
1999).  Principal and interest due in April 2001, collateralized by accounts receivable, fixtures and equipment, and intangibles and guaranteed by a
stockholder.                                                                                  125,000

Note payable to a former officer, interest at prime plus 1.5% (10% at
December 31, 1999), payable monthly through 2002.                                             128,990

Note payable to related party, non-interest bearing and no stipulated repayment terms.  On February 8, 2000, $105,000 of this balance was converted to a convertible debenture.  The debenture bears interest at 13%
and is due February 8, 2002.  In May 2000, one-half of the debenture was
converted into 875,000 shares of the Company's common stock.                                  261,855

                     JUST LIKE HOME, INC. AND SUBSIDIARIES

Note 8 - Long-Term Debt, Continued

Convertible debenture payable to an individual, interest at 13% and principal are due October 1, 2001. The debenture can be converted, prior to maturity, into common stock at a price to be determined by the holder as either (a) the stock price on the issue date or (b) $.28 per share or (c) the price at which the
stock closed on any day in the 30 days preceding conversion.           150,000
                                                                    ----------

                                                                     1,408,497

 Less current portion                                                 (786,976)
                                                                    ----------

                                                                    $  621,521
                                                                    ==========


The following table presents principal payments required on long-term debt for each of the years subsequent to December 31, 1999:

     Year Ending
     December 31,                                Amount
     ------------                                ------
        2000                                  $  786,976
        2001                                     424,702
        2002                                     196,819
                                               ---------
                                              $1,408,497
                                              ==========

Note 9 - Income Taxes

Due to the Company's recurring losses for both financial reporting and federal income tax purposes, no provision for income taxes is reflected in the accompanying financial statements. For federal income tax purposes, net operating loss carryforwards aggregating approximately $9,560,000 are available at December 31, 1999 which expire through 2019.

The components of the net deferred tax asset recognized in the accompanying consolidated balance sheet at December 31, 1999 are as follows:

Deferred tax assets:
  Net operating loss carryforward                                    $3,563,595
  Accrued liabilities not
    deductible until paid                                                22,654
  Difference between book and tax
    bases of property held for sale                                      19,285
  Other                                                                  23,207
                                                                     ----------

                                                                      3,628,741
   Valuation allowance                                               (3,628,741)
                                                                     ----------

  Net deferred tax asset                                                $     -
                                                                        =======

                     JUST LIKE HOME, INC. AND SUBSIDIARIES

Note 9 - Income Taxes, Continued

The following is a reconciliation of tax computed at the statutory federal rate to the provision for income taxes in the consolidated statements of operations:

                                                   For the Year Ended December 31,
                                                   ------------------------------
                                                  1999                         1998
                                                  ----                         ----
                                         Amount          %           Amount           %
                                         ------          --          ------           --
 Tax computed at statutory
   federal rate                        $(624,326)       (34)%     $(1,395,723)       (34)%
 Effect of:
   Goodwill amortization
    and write off                              -          -           355,612          9
   Change in valuation allowance         728,905         40           749,674         18
   Adjust prior year NOL recognized            -          -           328,440          8
   Other                                (104,579)        (6)          (38,003)        (1)
                                       ---------       ----       -----------       ----

                                       $       -          -%      $         -          -%
                                       =========       ====       ===========       ====

Note 10 - Certain Common Stock Transactions

During 1999, the Company issued 2,472,678 shares of common stock to certain stockholders to retire common stock and options subject to put options originally recorded in 1997 for $924,683 in settlement of certain litigation.

During 1999, the stockholders approved an increase in the Company's authorized common stock from 13,000,000 to 25,000,000 shares.


Note 11 - Stock Options and Warrants

   Stock Options
   -------------

   In March 1995, the Company adopted a Stock Option Plan (the Plan) under which 200,000 shares of common stock are reserved for issuance upon exercise of stock options. Options may be granted to all eligible employees of the Company, including officers and non-employee directors and others who perform services for the Company.

   Options are granted under the Plan on such terms and at such prices as determined by the Board of Directors, except that the per share exercise price of incentive stock options cannot be less than the fair market value of the common stock on the date of the grant. Each option is exercisable after the period or periods specified in the option agreement, but no option may be exercisable after the expiration of ten years from the date of grant. There are no outstanding options under the Plan at December 31, 1999.

                     JUST LIKE HOME, INC. AND SUBSIDIARIES

Note 11 - Stock Options and Warrants, Continued

   Disclosure of Stock-Based Compensation
   --------------------------------------

   The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation expense has been recognized for the stock option plan.

   Warrants
   --------

   During 1995, the Company issued warrants to purchase up to 100,000 shares of common stock at $7.20 per share. The warrants are exercisable for a period of five years, beginning in 1996. No shares have been purchased with these warrants as of December 31, 1999.


Note 12 - Significant Sales of Assets

   Sale of Just Like Home Corporate Center
   ---------------------------------------

   The loss on sales of assets shown in the consolidated statement of operations for the year ended December 31, 1998 primarily relates to the Company's sale of an office complex which it owned, operated, and occupied.

   Sale of Companion Care Operation
   --------------------------------

   On December 31, 1999, the Company sold its companion care operation for $65,000 and entered into a three-year non-compete agreement ending December 31, 2002. The transaction resulted in a gain of $42,509.


Note 13 - Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed of

In accordance with FAS No. 121, long-lived assets to be disposed of must be reported in the consolidated balance sheet at the lower of their carrying amount or the fair value less costs to sell. The Company holds certain property for sale which it expects to dispose of during 2000. A loss on impairment of property held for sale was recorded in the amount of $66,290 in 1999 and $295,588 in 1998.

Also, during 1998, the Company wrote off the remaining unamortized goodwill of $563,748 associated with the 1997 merger with Community Assisted Living Centers, Inc.


Note 14 - Fair Value of Financial Instruments

The carrying amounts of the Company's financial instruments, which include certificates of deposit and long-term debt, approximates the fair values of those instruments. Fair values have been estimated based upon expected cash flows at rates currently available to the Company for financial instruments with similar terms and remaining maturities.

                     JUST LIKE HOME, INC. AND SUBSIDIARIES

Note 15 - Subsequent Events

On April 7, 2000, the Company sold the property held for sale for net proceeds of $79,974.

In connection with the extensions of its lease agreement with HCR during 2000, the Company:

 .  Issued 500,000 shares of common stock to HCR for no additional consideration.

 . Issued warrants to purchase an additional 500,000 shares of common stock to HCR for no additional consideration on February 1, 2000.

 . Issued warrants to purchase an additional 200,000 shares of common stock to HCR for no additional consideration on August 1, 2000.