Form 10KSB/A
period 1999-12-31
JUST LIKE HOME INC
filed 2001-03-14
CIK 934380

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-KSB/A
                                Amendment No. 1

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

                      DOCUMENTS INCORPORATED BY REFERENCE

None.

                              1999 FORM 10-KSB/A

                                Amendment No.1

     This Amendment No.1 to the Just Like Home, Inc. Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999, is filed for the sole purpose of re-filing the audited financial statements of the Company for the fiscal year ended December 31, 1999, as Item 7 to the report. The sole correction is to the table "Consolidated Statements of Cash Flows" under the line item "Proceeds from issuance of common stock" on Page F-7. In the financial statements, as originally filed, the data for the years 1999 and 1998 did not align with the columns. Other than the one column alignment change, the financial statements filed with this Amendment are indentical in all respects with the financial statements filed with the original report.

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

                                   JUST LIKE HOME, INC.

                                   By: /s/ Robert C. Lohr
                                   ---------------------
                                         Robert C. Lohr
                                         Chairman of the Board and Chief
                                         Executive Officer

Date:  March 13, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 13th day of March, 2001.

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
                                ==========    =======   ===========   ============   ===========


See notes to financial statements.

                     JUST LIKE HOME, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Years Ended December 31, 1999 and 1998


                                                          1999          1998
                                                          ----          ----

Cash flows from operating activities:
 Net loss                                             $(1,836,254)  $(4,105,067)
 Adjustments to reconcile net loss
   to net cash used in operating activities:
     Depreciation                                          51,146        79,963
     Amortization                                           5,240       543,869
     Provision for termination of leases                        -       498,737
     (Gain) loss on sales of assets                       (42,509)      249,018
     Non-cash loss from impairment of
       property held for sale and certain goodwill         66,291       859,336
     Common stock issued as compensation                        -        44,272
     Changes in operating assets and liabilities:
       Increase in accounts receivable                     (9,795)      (15,176)
       Decrease in other current assets                    17,589       773,768
       Decrease in other assets                                 -       148,469
       (Decrease) increase in accounts
         payable and accrued liabilities                  (51,216)      277,966
       (Decrease) increase in other
         current liabilities                               43,126       (20,313)
                                                      -----------   -----------

Net cash used in operating activities                  (1,756,382)     (665,158)
                                                      -----------   -----------

Cash flows from investing activities:
 Purchases of property and equipment                      (41,525)      (55,318)
 Proceeds from sales of assets                          1,285,000     1,948,651
 Certificates of deposit redeemed                         229,687       139,444
                                                      -----------   -----------

Net cash provided by investing activities               1,473,162     2,032,777
                                                      -----------   -----------

                     JUST LIKE HOME, INC. AND SUBSIDIARIES

                 For the Years Ended December 31, 1999 and 1998


                                            1999          1998
                                            ----          ----

Cash flows from financing activities:
 Repayment of long-term debt, net        $ (793,532)  $(1,690,657)
 Financing in excess of costs paid
   on build-to-suit facilities                    -       334,267
 Proceeds from issuance of common
   stock                                  1,000,000             -
 Repayment of related-party loans                 -       (63,166)
                                         ----------   -----------

Net cash provided by (used in)
 financing activities                       206,468    (1,419,556)
                                         ----------   -----------

Net decrease in cash and
 cash equivalents                           (76,752)      (51,937)

Cash and cash equivalents, beginning
 of year                                     88,752       140,689
                                         ----------   -----------

Cash and cash equivalents, end of
 year                                    $   12,000   $    88,752
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