Form 10KSB
period 2000-12-31
JUST LIKE HOME INC
filed 2001-04-16
CIK 934380

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                   For the fiscal year ended December 31, 2000

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    No X
                                             ---   ---
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     On April 10, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant was $435,398 (based on the average bid and asked prices on such date). For purposes of determination of the above stated amount, only directors, executive officers and 10% or greater shareholders are deemed affiliates.

     As of April 10, 2001, there were outstanding 15,641,794 shares of common stock, $.001 par value per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                                2000 FORM 10-KSB

                                TABLE OF CONTENTS

Part I                                                                          Page
                                                                                ----
Item 1.       Description of Business                                              1
Item 2.       Description of Properties                                            5
Item 3.       Legal Proceedings                                                    7
Item 4.       Submission of Matters to a Vote of Security Holders                  9

Part II

Item 5.       Market for Common Equity and Related Stockholder Matters
                  Price Range of Common Stock                                     10
Item 6.       Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                   11
Item 7.       Financial Statements                                                14
Item 8.       Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                             14

Part III

Item 9.       Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act               15
Item 10.      Executive Compensation                                              17
Item 11.      Security Ownership of Certain Beneficial Owners and Management      18
Item 12.      Certain Relationships and Related Transactions                      19
Item 13.      Exhibits and Reports on Form 8-K                                    20

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

     Residence administrators are responsible for the overall daily operations of each Just Like Home facility. The manager is assisted by various levels of trained personnel, some of whom may be independent providers or part-time personnel, including nurses, personal service assistants, maintenance and kitchen personnel. The Company consults with outside providers, such as pharmacists and dietitians, for purposes of medication review, menu planning and responding to any special dietary needs of its residents. Personal care, dietary services, housekeeping and laundry services are performed primarily by on-site care givers who are full-time employees of the Company.

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

     The 85 years and older segment is the fastest growing segment of the 65+ age population. In 1990, the 85 and older age group was estimated at 3.5 million, or 1.4% of the population, and such segment is expected to double by the year 2010. Based on these statistics, the Company believes that, as the number of older individuals continues to increase, the number of people who require assistance with the activities of daily living will increase.

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

Funding for Assisted Living Care

     The Company's revenue from residents is almost exclusively private pay. A small number of residents have a portion of their monthly charges paid by Florida's Medicaid Waiver Program. Because substantially all the Company's revenue is from resident's private resources, the Company competes with other comparably and higher priced facilities for elderly residents who have the financial resources to pay the room and other charges of an assisted living facility. As discussed below, government funding for assisted living services is limited, and that which is available is at rates substantially less than the Company's current room charges.

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

     The Company believes that its facilities are in substantial compliance with all applicable regulatory requirements. In the ordinary course of business, however, a facility could be cited for a deficiency. No governmental actions are currently pending at any of the Company's facilities.

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

     As described under "Item 3. Legal Proceedings - Settlement of the Health Care REIT Lease Termination Litigation," the Company entered into a settlement agreement with HCRI for a lease of all eight facilities from HCRI, which lease initially expired on January 31, 2000, subject to further extension to April 30, 2000. The property subject to the new lease is all eight facilities operated by the Company (collectively the "Leased Property"). The Company and HCRI have since agreed to two lease extensions, and the HCRI lease presently expires on September 30, 2001. If the Company is unable to raise the financing to exercise its option to purchase the Leased Property by September 30, 2001 (or December 31, 2001, if the extension terms are satisfied), and if HCRI does not agree to a further extension of the lease term, the lease for all eight facilities will terminate and the Company will cease operations. Additionally, the HCRI lease provides that it may be terminated by HCRI upon 48-hours notice if the Company defaults in the performance of any of its obligations under the Letter Agreement referred to in Item 3 or the lease.

     The HCRI lease requires currently monthly rental payments of $89,265, which increases to $90,576 effective August 1, 2001. To extend the HCRI lease an additional 90 days beyond September 30, 2001, the Company is required to pay a lease extension fee to HCRI of $72,950, in addition to continuing compliance with all other terms of the lease.

     The Company's obligations under the HCRI lease are presently secured by a bank letter of credit procured by the Company in the principal amount of $108,000, which letter of credit may be drawn upon by HCRI in various circumstances. Additionally, Robert C. Lohr, the Chief Executive Officer of the Company, and Peridot Enterprises, Inc., a company controlled by Mr. Lohr, have guaranteed $92,417 of the Company's obligations to HCRI under the HCRI lease. The Company has not made any payments to Mr. Lohr or Peridot in exchange for that limited guaranty of the HCRI lease.

     Certain matters relating to the lease with HCRI are described below under "Item 3 - Legal Proceedings" and in Note 6 of the Notes to Consolidated Financial Statements included in this report.

     The Company leases the following real property from HCRI under the lease generally described above: The following table sets forth the average unit occupancy for these facilities for the nine months ended December 31, 1999, and the year ended December 31, 2000. These eight facilities had average unit occupancy for the month of December 2000 of 89.5%.


                                 Date                Licensed       Average Unit Occupancy(1)
Name/Location                   Opened     Units      Beds(1)         Period Ended Dec. 31,
-------------                   ------     -----    -----------       ---------------------
                                                                    1999(2)             2000
                                                                    ----                ----
Shaw's Point                     12/87        16         16         84.4%               84.5%
Bradenton, Florida

Village Green                     1/89        16         20        105.9(3)             85.9
Bradenton, Florida

Twin Oaks - Acacia                7/96        18         20         84.5                85.8
Bradenton, Florida

Twin Oaks - Bougainvillea        12/96        18         20         90.3                97.2
Bradenton, Florida

Haines City                      11/98        42         45         36.7                59.0
Haines City, Florida

Lake Wales                       11/98        42         45         74.2                90.0
Lake Wales, Florida

Charis Centre                     4/96        31         36         88.6                95.3
Leesburg, Florida

Orange City                       6/98        42         45         80.8                84.6
                                             ---        ---         ----                ----
Orange City, Florida

Company Total                                225        247         75.5                83.5


---------------
(1) Because substantially all of the Company's residents and prospective residents demand private rooms, the functional maximum occupancy of the Company's facilities is limited by the number of total units and not the number of licensed beds (which is normally greater than the total units). Accordingly, the increasing industry standard is to report occupancy on the basis of total units rather than licensed beds. The average unit occupancy shown for the periods indicated is based on the average occupied units as a percentage of the total units.

(2) Computed for the nine months ended December 31, 1999, because the management team headed by Mr. Lohr acquired operational control of the Company on April 1, 1999.

(3) Occupancy for Village Green for the last nine months of 1999 was greater than 100% because a portion of the units had double occupancy for a part of the year. As discussed in note 1 above, the Company computes average occupancy on the basis of total units rather than total licensed beds.

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

     2. The Company and HCRI entered into a new single lease for an initial term of nine months, which initial term expired on January 31, 2000. The Leased Property subject to the new lease is all eight facilities operated by the Company. See "Item 2 - Description of Properties" for a description of the Leased Property and the terms of the HCRI lease, as amended to date.

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

     The settlement with HCRI was effective April 30, 1999. As of the date of the filing of this report, the Company believes that it is in compliance with all financial and other obligations to HCRI under the Letter Agreement and the HCRI lease.

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

     In 1999, the Desrosiers advised the Company that they intended to purchase the additional 50,000 shares and to simultaneously exercise the Put with respect to all 294,000 shares. At that time, the

Company had no ability to honor the Put, which would have required approximately $1,050,000 in cash. In September 1999, the Desrosiers agreed not to purchase the additional 50,000 shares or to exercise the Put with respect to any shares, and in exchange the Company issued to the Desrosiers an aggregate of 2,452,678 additional shares of common stock of the Company. The trading price of the common stock at the time of the September 1999 settlement with the Desrosiers was in the range of $0.53 - $0.625 per share, on relatively low volume.

     D. Other Litigation and Claims.

     An action was filed against two subsidiaries of the Company in May 1999 in the Circuit Court in Manatee County, Florida alleging negligent care of a resident resulting in cuts, bruises and a fractured hip (which allegedly resulted in the resident's death) from November 1996 through June 1998. The complaint also alleges violations of certain Florida statutes regarding the rights of residents in long-term care facilities. The complaint also names as a defendant the National Foundation on Gerontology, Inc. (the "Foundation"), a Florida nonprofit corporation. During the period in question, the facility at which the alleged acts occurred was owned by the Foundation and was managed by the Company under a management agreement. The management agreement was terminated in February 1998. The insurer for the Company and the National Foundation on Gerontology, Inc. (which is the same insurer) has reached a settlement of this matter with the plaintiff.

     An action was recently filed against the Company involving alleged negligent care of a resident at a facility owned by the Foundation. The Company believes that the allegedly negligent care occurred at the Foundation well after the Company's management agreement with the Foundation for that facility was terminated. The Company believes that its insurer will assume the defense of this matter, and hopes to be dismissed from this matter as soon as the Company is able to establish that it had no management responsibilities for the Foundation's facility when the allegedly negligent acts occurred.

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

     The Company did not hold an Annual Meeting of its shareholders in calendar year 2000.

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

     On April 5, 2001, the closing sale price of the Company's common stock was $0.08 per share. The above quotations reflect inter-dealer quotations, without retail mark-up, mark-down or commission, and may not represent actual transactions.

     As of April 10, 2001, the Company had approximately 500 record and beneficial holders of the Company's common stock. The Company has not paid any dividends on its common stock since its inception and does not anticipate paying any dividends on its common stock in the foreseeable future. The Company currently plans to retain earnings, if any, to finance its business operations.

     During the last three calendar years, the Company has sold securities without registering the sales under the Securities Act of 1933 in the following transactions:

     (1) Robert C. Lohr, who now serves as the Chairman of the Board and Chief Executive Officer of the Company, and a group of investors assembled by him invested $1,000,000 in the Company in exchange for 2,920,000 shares of common stock.

     (2) The Company issued a $150,000 convertible debenture fall 1999 to an unrelated party, which debenture bears interest at 13% per annum, matures on October 1, 2001, and is convertible into shares of common stock of the Company for one-half of the principal amount thereof at the option of the debenture holder at a price equal to either (a) the stock price on the date of issuance of the debenture, or (b) $0.28 per share, or (c) a price at which the common stock closed on any day in the 30 days preceding the conversion.

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

     Each of these transactions was made in reliance on exemptions from registration for offers and sales to only a limited number of sophisticated investors as provided in Section 4(2) of the Securities Act and Rules 504, 505 and 506 of Regulation D. The above list does not include common stock and warrants to purchase common stock issued to settle the Desrosiers claims described in Item 3 or to obtain extensions of the HCRI lease, as described in
Note 6 of the Notes to Consolidated Financial Statements.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion and analysis contains both historical and forward-looking information. The forward-looking statements may be significantly affected by risks and uncertainties and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There can be no assurance that anticipated future results will be achieved. Readers are cautioned that a number of factors, which are described in this report and below, could adversely affect the Company's ability to obtain these results, including the Company's ability to either obtain the financing necessary to exercise the Company's option to purchase the Leased Property from HCRI, as described above, or secure lease extensions. If the Company is unable to obtain the financing to exercise its purchase option, and the lease is not further extended by HCRI beyond its current expiration date (including options to extend) of December 30, 2001, the lease for all eight facilities will terminate and the Company will cease operations. The HCRI lease may be terminated by HCRI upon 48-hours notice if the Company defaults in the performance of any of its obligations under the lease or the Letter Agreement. Additionally, the Company's future performance will be affected by, among other things, (1) its ability to generate sufficient cash flow from operations to meet its operating and other expenses, (2) the availability of financing for future cash needs of the Company if cash flow from operations is not sufficient, (3) the ability to increase and maintain occupancy in its current (and any future new) facilities, (4) its ability to obtain and maintain liability insurance for the operation of its facilities, which liability insurance is becoming increasingly difficult to obtain and more expensive even if available to all long-term care facilities in Florida, (5) the ability to avoid any significant claims for negligent care (including resolution of the one current claim), (6) the ability to attract qualified personnel and to pass on the increasing wage and benefit costs of employees to residents, and (7) the availability of long-term financing for the development or acquisition of new facilities (if the Company were to resume or initiate development/acquisition projects).

Overview

     The Company's revenues consist primarily of rental of residences in assisted living facilities. Resident rental rates are reviewed periodically and adjustments, if any, are based on changes in the Company's operating costs or as market conditions dictate. The level of service provided to each resident is also reviewed on a continuous basis to determine whether individual needs have changed, which require an adjustment of services and, therefore, rates. The Company's expenses for facilities include (i) residence operating expenses, such as staff payroll, food, utilities, insurance, property taxes, and other direct residence operating expenses and (ii) rental expense for the leased facilities. General and administrative expenses consisting of marketing, legal, accounting and other administrative expenses are incurred for the operation of the leased facilities.

Results of Operations

     The Company incurred a net loss for 2000 of $829,000, compared to net losses of $1,836,000 in 1999 and $4,105,000 in 1998. The significant improvement in the net losses for this three year period is due to (1) increased assisted living revenues, (2) substantial reductions in operating expenses in 2000 and 1999, and (3) substantial non-operating expenses in 1998, which have not recurred in 2000, each as described below. The Company had a 23% increase in assisted living revenues for 2000 to $3,712,000, compared to $3,007,000 in 1999. The increase in assisted living revenues is largely attributed to the overall increase in census, from an occupancy rate of 75.5% in the month of December 1999 to 89.5% for the month of December 2000. The companion care division of the Company was sold on December 31, 1999, to allow the Company to focus solely on assisted living care within its leased facilities. Accordingly, the Company had no companion care revenue in 2000, compared to $647,000 of companion care revenue in 1999.

     While the Company's occupancy and assisted living revenues increased in 2000, its operating expenses decreased slightly in 2000 compared to 1999. The Company's assisted living expenses (before lease expense) were $2,771,000 in 2000, compared to $2,893,000 in 1999. The Company was able to serve the higher occupancy at its facilities in 2000 without additional operating expenses because many of its facility-level operating expenses are fixed costs that do not increase significantly with slightly higher occupancy. For example, the staffing levels of the Company's facilities were not directly affected by the change in occupancy from 75.5% in December 1999 to 89.5% in December 2000. Accordingly, the key to the operating profitability of the Company is maintaining higher occupancy of its facilities.

     The Company's total operating expenses in 2000 were $4,400,000, down $1,039,000 (or 19%) from 1999 operating expenses of $5,439,000. This decrease was due primarily to the elimination of $650,000 in companion care operations expense in 2000 with the sale of that division effective December 31, 1999, the lack of any increase in assisted living expense (as described in the preceding paragraph) and a $468,000 decrease in general and administrative expense. General and administrative expense was cut dramatically in 2000 due to the relocation of the Company's offices from Florida to Pittsburgh (where the Company shares space and certain personnel with other companies controlled by the Company's CEO). The Company does not anticipate any further meaningful reductions in general and administrative expenses in 2001. The 2000 operating expenses included a $186,000 noncash charge for the issuance of common stock to HCRI in connection with an extension of the HCRI lease.

Liquidity and Capital Resources

     As described above under "Item 3. Legal Proceedings," the Company entered into a settlement agreement with HCRI relating to former leases and executed a new lease with HCRI for all eight facilities, which lease initially expired on January 31, 2000. The Company and HCRI have agreed to various extensions of the lease, presently to September 30, 2001, subject to a 90 day renewal option, as described in Item 2 above. The Company estimates that the option exercise price, including associated expenses, will be approximately $11,500,000. If the Company is unable to raise the financing to exercise its purchase option and if HCRI does not grant further lease extensions, the lease for all eight facilities will be terminated and the Company will cease operations. Additionally, the Letter Agreement with HCRI and the lease provide that they may be terminated upon 48-hours notice if the Company defaults in the performance of any of its obligations under the Letter Agreement or the lease. As of the date of the filing of this report, the Company believes that it is in compliance with all financial and other obligations to HCRI under the Letter Agreement and the HCRI lease.

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

     At the time of the filing of this report, the Company is, for the first time in many years, able to meet its operating cash needs from the cash flow generated by its facilities. The current cash flow of the Company is not, however, sufficient to cover certain non-operating expenses or unanticipated expenses. These cash expenses include (1) the up-front financing fees charged by institutional investors before they will evaluate a loan to or investment in the Company, and (2) the ongoing settlement payments to the general contractor that constructed the last two facilities for the Company. At the time current management acquired effective control of the Company, the Company was indebted to that contractor for amounts in excess of $600,000. Under the settlement agreement with that contractor, the Company is paying $15,000 per month, with one final payment of approximately $50,000 due in September 2001. Additionally, in the last 12 months, certain unexpected expenses have been incurred, which expenses have not been met by the Company's cash flow from operations.

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

     In calendar years 1999 and 2000, the Company obtained the following debt and equity financings (in addition to the issuances of common stock to settle certain claims, as described elsewhere in this report).

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

     In addition, a portion of the losses incurred by the Company during 1999 and 2000 were funded through the proceeds from the sale of certain assets.

ITEM 7. FINANCIAL STATEMENTS

     The following financial statements are contained on pages F-1 through F-17 of this report:

     Report of Independent Accountants
     Consolidated Balance Sheet - December 31, 2000
     Consolidated Statements of Operations - Years Ended December 31, 2000 and 1999
     Consolidated Statements of Stockholders' Deficit - Years Ended December 31, 2000 and 1999
     Consolidated Statements of Cash Flows - Years Ended December 31, 2000 and 1999
     Notes to Consolidated Financial Statements

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

     Ronald O. Braun became a director of the Company in April 1997. Mr. Braun is an investment banker with Stern Brothers & Co., St. Louis, Missouri. Until March 2001, Mr. Braun was an investment banker with U.S. Bancorp Piper Jaffray Inc., where he specialized in health care finance with an emphasis on long-term care projects for not-for-profit and proprietary clients. Prior to joining U.S. Bancorp Piper Jaffray Inc., Mr. Braun was a corporate Vice President of A.G. Edwards & Sons, Inc. for approximately eight years, where he concentrated primarily in the long-term care sector of the health care industry. Earlier in his career, he spent over seven years in health care administration as a vice president of a 332-bed hospital.

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

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth the cash and other compensation paid in 1998, 1999 and 2000 to the Chief Executive Officers of the Company during those three years. No other executive officer of the Company earned in excess of $100,000 in 1998, 1999 or 2000.

                           Summary Compensation Table


                                                           Annual Compensation
                                                                      Other Annual       All Other
Name and Principal Position             Year     Salary     Bonus     Compensation     Compensation
---------------------------             ----     ------     -----     ------------     ------------
Robert C. Lohr(1)                       2000    $80,000      -0-           -0-             -0-
   Chief Executive Officer              1999    $53,333      -0-           -0-             -0-
Daniel D. Levitan(2)                    1998     36,000      -0-           -0-             -0-
John F. Robenalt                        1998     59,731      -0-           -0-             -0-


---------------
(1) Mr. Lohr became Chief Executive Officer of the Company effective April 30, 1999. In calendar year 1999, Mr. Lohr received salary based on annual compensation of $80,000, which was unchanged in calendar year 2000.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of April 10, 2001, certain information with regard to the beneficial ownership of the common stock by (i) all persons known by the Company to be the beneficial owners of more than 5% of the outstanding common stock; (ii) each director and nominee for director of the Company; (iii) each executive officer named in the Summary Compensation Table in
Item 10; and (iv) all directors and executive officers of the Company as a group. Unless otherwise indicated, all shares shown in the table below are held with sole voting and investment power by the person indicated.


                                                                      Total        Percent
                                                                    Beneficial        of
Name of Beneficial Owner                                            Ownership       Class
------------------------                                            ---------       -----
Robert C. Lohr..................................................   3,815,200(1)      24.2
Elizabeth A. Conard.............................................   2,475,000(2)      15.7
Ronald O. Braun.................................................     458,333          2.9
Isidore Siegel..................................................     110,990(3)         *
Michael W. Monahan..............................................      42,500            *
Bruce C. Baldwin................................................     331,457          2.1
Raymond G. Smith................................................     116,800            *
Joseph J. Nichols...............................................     400,286          2.5
Joann Desrosiers................................................   3,579,042(4)      22.7
All directors and executive officers as a group (8 persons).....   5,350,566(5)      34.0


----------------
*    Less than 1%.

(1) Includes 511,000 shares of common stock held directly by Mr. Lohr, 904,200 shares held by Peridot Enterprises, which is controlled by Mr. Lohr, and 2,400,000 shares over which Mr. Lohr has voting control under the voting agreement described below.

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

(4) Includes shares held by various trusts for the benefit of Desrosiers family members, of which Ms. Desrosiers may be deemed to be the beneficial owner.

(5) Includes 90,909 shares of common stock issuable upon the conversion of a convertible debenture, which is presently convertible into common stock. See "Item 12 - Certain Relationships and Related Transactions."

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

     From time to time since 1987, Elizabeth A. Conard has made loans to the Company to support its operations. The Company has repaid only a portion of those loans. At December 31, 2000, the total amount of the loans, excluding interest, was $238,839. The loans bear interest at 10% per annum, payable monthly and the principal is payable in installments beginning in September 1998. The Company has made no principal or interest payments on this loan since September 1998.

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

            3(a)  Articles of Incorporation, as amended.(1)
            3(b)  Bylaws.(1)
            4     Form of Common Stock Certificate.(1)
            10(a) 1995 Incentive and Non-Qualified Stock Option Plan.(1)
            (b)   Agreement dated as of February 26, 1998, among National
                  Foundation on Gereontology, Inc., the Company and certain
                  subsidiaries of the Company (terminating the Management
                  Agreement).(2)
            (c)   Settlement Agreement dated April 10, 1997, among Just Like
                  Home, Inc., Whitaker's Landing, Inc., Joann Desrosiers, David
                  Desrosiers and Jeffrey S. Russell as Co-Personal
                  Representatives.(3)
            (d)   Stock Issuance Agreement dated as of September 20, 1999, among the Company, Joann Desrosiers and various trusts for the
                  benefit of Desrosiers family members.(5)
            (e)   [Voting] Agreement dated April 23, 1999, between Elizabeth
                  Conard and Robert C. Lohr. (4)
            (f)   Letter Agreement (Settlement Agreement) with Health Care REIT,
                  Inc. effective April 30, 1999. (4)
            (g)   Lease Agreement dated as of May 1, 1999, with Health Care
                  REIT, Inc.
            (h)   First Amendment to Lease Agreement with Health Care REIT, Inc.
                  dated as of September 1, 1999.(5)
            (i)   Second Amendment to Lease Agreement with Health Care REIT,
                  Inc. dated as of September 1, 1999.(5)
            (j)   Third Amendment to Lease Agreement with Health Care REIT, Inc.
                  dated as of January 31, 2000.(5)
            (k)   Fourth Amendment to Lease Agreement with Health Care REIT,
                  Inc. dated as of May 1, 2000.(5)
            (l)   Fifth Amendment to Lease Agreement with Health Care REIT, Inc.
                  dated as of January 31, 2001.(6)
            (m)   Form of Convertible Debenture.(5)
            21    Subsidiaries of the Registrant.(6)

-------------
(1) Incorporated by reference to the exhibit filed as part of the Company Registration Statement (File No. 33-910120A) ordered effective July 6, 1995.
(2) Incorporated by reference to the exhibit filed as part of the Company's Form 10-KSB for the year ended December 31, 1997, as amended.
(3) Incorporated by reference to the exhibit filed as part of the Company's Form 10-QSB for the quarter ended March 31, 1997.
(4) Incorporated by reference to the exhibit filed as part of the Company's Form 8-K dated April 30,1999, as amended.
(5) Incorporated by reference to the exhibit filed as part of the Company's Form 10-KSB for the year ended December 31, 1999.
(6)  Filed herewith.

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

                                       JUST LIKE HOME, INC.

                                       By: /s/ Robert C. Lohr
                                          --------------------------------------
                                          Robert C. Lohr
                                          Chairman of the Board and Chief
                                          Executive Officer
Date: April 11, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 11th day of April, 2001.

        Signature                                      Title

/s/   ROBERT C. LOHR                    Chairman of the Board and Chief
      Robert C. Lohr                    Executive Officer (Principal Executive
                                        Officer, Principal Financial Officer and
                                        Principal Accounting Officer)


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


/s/   MICHAEL W. MONAHAN                Director
      Michael W. Monahan


/s/   JOSEPH J. NICHOLS                 Director
      Joseph J. Nichols


/s/   ISIDORE SIEGEL                    Director
      Isidore Siegel


/s/   RAYMOND G. SMITH                  Director
      Raymond G. Smith

                          ITEM 7. FINANCIAL STATEMENTS

                      JUST LIKE HOME, INC. AND SUBSIDIARIES






                   Index to Consolidated Financial Statements



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


Consolidated financial statements:

     Consolidated balance sheet                                             F-3

     Consolidated statements of operations                                  F-4

     Consolidated statements of stockholders' deficit                       F-5

     Consolidated statements of cash flows                            F-6 - F-7


Notes to consolidated financial statements                           F-8 - F-17

                        Report of Independent Accountants

Board of Directors and Stockholders
Just Like Home, Inc.

We have audited the accompanying consolidated balance sheet of Just Like Home, Inc. and subsidiaries as of December 31, 2000 and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Just Like Home, Inc. and subsidiaries as of December 31, 2000, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2000, in conformity with generally accepted accounting principles.

As discussed in Note 3, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company's recurring losses from operations, negative cash flows from operations, working capital and stockholders' deficits, and questions regarding its ability to negotiate extended lease terms for certain assisted living facilities or obtain the financing needed to exercise its right to purchase the facilities raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/  Templeton & Company, P.A.

Royal Palm Beach, Florida
April 5, 2001

                      JUST LIKE HOME, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                December 31, 2000


                                     ASSETS
Current assets:
    Cash and cash equivalents                                      $     38,287
    Restricted cash                                                     120,083
    Accounts receivable                                                  27,621
    Other current assets                                                 20,553
                                                                   ------------

          Total current assets                                          206,544

Property and equipment, net                                             125,724
                                                                   ------------

              Total assets                                         $    332,268
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable                                               $    426,399
    Accrued liabilities                                                 525,528
    Current portion of long-term debt                                 1,072,967
    Short-term loans payable                                             31,992
    Other current liabilities                                           294,968
                                                                   ------------

       Total current liabilities                                      2,351,854

Long-term debt, less current portion                                    175,928
                                                                   ------------

          Total liabilities                                           2,527,782
                                                                   ------------

Commitments and contingencies (Notes 3 and 6)

Stockholders' deficit:
    Preferred stock, $.01 par value;
       2,000,000 shares authorized; none issued                               -
    Common stock, $.001 par value;
       25,000,000 authorized; 15,459,976
       shares issued and outstanding                                     15,460
    Additional paid-in capital                                       11,276,357
    Accumulated deficit                                             (13,487,331)
                                                                   ------------

          Total stockholders' deficit                                (2,195,514)
                                                                   ------------

              Total liabilities and stockholders' deficit          $    332,268
                                                                   ============

See notes to consolidated financial statements.

                      JUST LIKE HOME, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the Years Ended December 31, 2000 and 1999


                                                                            2000                 1999
                                                                            ----                 ----
Revenue:
    Assisted living facilities resident fees                        $  3,700,947         $  3,006,799
    Companion care fees                                                        -              647,077
    Other revenue                                                              -               43,507
                                                                    ------------         ------------

       Total revenue                                                   3,700,947            3,697,383
                                                                    ------------         ------------
Expenses:
    Assisted living facilities operations                              2,771,180            2,893,407
    Assisted living facilities lease expense                           1,051,896            1,026,529
    Compensatory stock issuance for lease extension                      185,750                    -
    Companion care operations                                                  -              649,723
    General and administrative                                           344,930              813,334
    Depreciation and amortization                                         46,515               56,386
                                                                    ------------         ------------

       Total expenses                                                  4,400,271            5,439,379
                                                                    ------------         ------------

Operating loss                                                          (699,324)          (1,741,996)

Non-operating income (expense):
    Interest expense                                                    (128,496)             (73,326)
    Interest income                                                            -                2,850
    Gain (loss) on sales of assets                                        (1,027)              42,509
    Loss from impairment of property                                           -              (66,291)
                                                                    ------------         ------------

          Loss before income taxes                                      (828,847)          (1,836,254)

Provision for income taxes                                                     -                    -
                                                                    ------------         ------------

Net loss                                                            $   (828,847)        $ (1,836,254)
                                                                    ============         ============


Net loss per common share:
    Basic                                                           $       (.06)        $       (.19)
                                                                    ============         ============
    Diluted                                                         $       (.06)        $       (.19)
                                                                    ============         ============


Weighted average shares of common stock outstanding:
       Basic                                                          13,892,500            9,500,851
                                                                    ============         ============
       Diluted                                                        13,892,500            9,500,851
                                                                    ============         ============


See notes to consolidated financial statements.

                      JUST LIKE HOME, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                 For the Years Ended December 31, 2000 and 1999


                                                               Common Stock                           Additional
                                                         -----------------------          Paid-in     Accumulated
                                                         No. Shares       Amount          Capital       Deficit          Total
                                                         ----------       ------        ----------    ------------       -----
Balance, January 1, 1999                                  6,917,601    $      6,917    $  8,934,753   $(10,822,230)   $ (1,880,560)

Issuance of 2,472,678 shares of common stock
     to retire common stock and options subject
     put options                                          2,472,678           2,473         922,424              -         924,897
Issuance of common stock                                  2,920,000           2,920         997,080              -       1,000,000
Net loss for the year ended December 31, 1999                     -               -               -     (1,836,254)     (1,836,254)
                                                       ------------    ------------    ------------   ------------    ------------

Balance, December 31, 1999                               12,310,279          12,310      10,854,257    (12,658,484)     (1,791,917)

Adjustment to shares of common stock issued
     in 1999 to retire common stock and options
     subject to put options                                 (20,000)            (20)             20              -               -
Issuances of common stock                                 3,169,697           3,170         422,080              -         425,250
Net loss for the year ended December 31, 2000                     -               -               -       (828,847)       (828,847)
                                                       ------------    ------------    ------------   ------------    ------------

Balance, December 31, 2000                               15,459,976    $     15,460    $ 11,276,357   $(13,487,331)   $ (2,195,514)
                                                       ============    ============    ============   ============    ============

See notes to consolidated financial statements.

                      JUST LIKE HOME, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 2000 and 1999

                                                                           2000               1999
                                                                           ----               ----
Cash flows from operating activities:
     Net loss                                                       $  (828,847)       $(1,836,254)
     Adjustments to reconcile net loss to net cash
         used in operating activities:
              Depreciation                                               44,564             51,146
              Amortization                                                1,950              5,240
              (Gain) loss on sales of assets                              1,027            (42,509)
              Non-cash loss from impairment of
                  property held for sale and certain goodwill                 -             66,291
              Compensatory stock issuance                               185,750                  -
              Changes in operating assets and liabilities:
                  Decrease (increase) in accounts receivable             33,976             (9,795)
                  Decrease in other current assets                       40,120             17,589
                  (Decrease) increase in accounts payable              (165,326)            17,057
                  Increase (decrease) in accrued liabilities            184,858            (68,273)
                  Increase in other current liabilities                 179,543             43,126
                                                                    -----------        -----------


Net cash used in operating activities                                  (322,385)        (1,756,382)
                                                                    -----------        -----------


Cash flows from investing activities:
     Purchases of property and equipment                                (47,063)           (41,525)
     Proceeds from sales of assets                                       78,947            235,000
     Certificates of deposit redeemed                                   204,898            229,687
                                                                    -----------        -----------

Net cash provided by investing activities                               236,782            423,162
                                                                    -----------        -----------

See notes to consolidated financial statements.

                      JUST LIKE HOME, INC. AND SUBSIDIARIES

                 For the Years Ended December 31, 2000 and 1999

                                                                       2000               1999
                                                                       ----               ----
Cash flows from financing activities:
     Proceeds from short-term loans                             $    31,992        $         -
     Proceeds from long-term debt                                    62,439            687,779
     Repayment of long-term debt                                   (169,541)          (431,311)
     Proceeds from issuance of common stock                         187,000          1,000,000
                                                                -----------        -----------

Net cash provided by financing activities                           111,890          1,256,468
                                                                -----------        -----------

Net increase (decrease) in cash and cash equivalents                 26,287            (76,752)

Cash and cash equivalents, beginning of year                         12,000             88,752
                                                                -----------        -----------

Cash and cash equivalents, end of year                          $    38,287        $    12,000
                                                                ===========        ===========



Supplemental disclosure of cash flow information:

         Total interest paid                                    $    71,286        $    51,489
                                                                ===========        ===========

Non-cash investing and financing transactions:

     2000 Transaction:
     ----------------

 .    The Company issued 875,000 shares to retire $52,500 principal outstanding on certain long-term debt.

     1999 Transactions:
     -----------------

 .    The Company issued 2,472,678 shares of common stock to retire common stock and options subject to put options in the amount of $924,683.
 .    The Company satisfied a mortgage note payable of $750,000 by conveyance of certain property.
 .    The Company satisfied notes payable to certain individuals aggregating
     $300,000 by conveyance of certain property.


See notes to consolidated financial statements.

                      JUST LIKE HOME, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Organization and Nature of Business

The accompanying consolidated financial statements present the consolidated historical results of operations for Just Like Home, Inc. and subsidiaries (the Company), and includes the accounts of JLH Series I, Inc., that operates seven leased assisted living facilities; four in Bradenton, Florida, one in Lake Wales, Florida, one in Haines City, Florida, and one in Orange City, Florida; Charis Place, Inc., that operates one leased assisted living facility in Leesburg, Florida; Peridot Companies, Inc. (formerly Just Like Family, Inc.), that operated a companion care service to residents in Manatee County, Florida that was sold in 1999 (see Note 12); JLH Franchising Corporation, JLH Management Corporation, Just Like Home IV, Inc., Just Like Home Corporate Center, Inc. and JLH Realty, Inc., that are all inactive; and Edgewood Double Drive, Inc., that owned certain property in Sarasota, Florida that was used to retire certain debt in 1999.

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

     Revenue Recognition
     -------------------

     The Company charges fees to residents of its assisted living facilities pursuant to short-term operating lease agreements. Resident fees are recognized as revenue ratably over the term of the related leases. Companion care fees related to the Just Like Family program and were recognized when all services were substantially performed.

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

     Earnings (Net Loss) per Common Share
     ------------------------------------

     Earnings (net loss) per common share is computed in accordance with Financial Accounting Standards Board Statement (FAS) 128. Basic earnings (net loss) per common share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.

     Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the Company's earnings. The effect of potentially dilutive securities outstanding during 2000 and 1999 is anti-dilutive; therefore, basic and diluted earnings per share are the same for both years. Securities that could potentially dilute basic earnings per share in future periods include warrants to purchase 500,000 shares at $.3715 per share, and warrants to purchase 200,000 shares at $.28 per share.

     Segment Reporting
     -----------------

     FAS 131, "Disclosures About Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997, establishes standards for reporting information about operating segments in annual financial statements and interim financial reports issued to stockholders. Generally, certain financial information is required to be reported on the basis that is used internally for evaluating performance of and allocation of resources to operating segments. Management believes that its operations are focused in the assisted living industry and that financial reports issued to stockholders are presented on the basis used internally to evaluate performance. Accordingly, additional information to disaggregate the Company's results of operations among industry segments is not presented.

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

     Reclassifications
     -----------------

     Certain amounts appearing in the 1999 financial statements have been reclassified to conform with the 2000 presentation.


Note 3 - Going Concern

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company has incurred substantial operating losses and negative cash flows from operations for each of the two years in the period ended December 31, 2000. At December 31, 2000, the Company had a working capital deficit of approximately $2,145,000 and stockholders' deficit of approximately $2,196,000. Additionally, as discussed in Note 6, the Company was declared in default of certain terms and covenants of the leases for all eight of the facilities it operates and subsequently executed a new, short-term lease for the facilities with a purchase option. The Company's continued operation of such facilities beyond the new lease term, including extensions, depends upon the lessor's forbearance and the Company's ability to negotiate extended lease terms for certain assisted living facilities or obtain long-term financing to exercise its purchase option. These factors may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

As described in Notes 6 and 7, the Company appointed a new chief executive officer, obtained certain interim financing and is seeking long-term financing to exercise its right to purchase the eight assisted living facilities. The Company is also negotiating with the lessor for extended lease terms while management continues its focus on improving operations and developing long-term operating plans. The Company sold its companion care operation (see Note 12) on December 31, 1999 and increased its operating margin before lease payment for the assisted living facilities from $113,392 in 1999 to $929,767 in 2000. Management plans to continue its efforts on improving the operating profitability of the assisted living facilities under lease.

The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to negotiate extended lease terms for the assisted living facilities or obtain the long-term financing to exercise its purchase option, and ultimately to attain profitability.

                      JUST LIKE HOME, INC. AND SUBSIDIARIES

Note 4 - Restricted Cash

Restricted cash at December 31, 2000 consists of a certificate of deposit held in accordance with certain provisions of the Company's assisted living facilities' lease (see Note 6).


Note 5 - Property and Equipment

Property and equipment is stated at cost and includes the following at December 31, 2000:

     Furniture, fixtures, and equipment                    $ 291,081
     Less accumulated depreciation                          (165,357)
                                                           ---------

                                                           $ 125,724
                                                           =========

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

                      JUST LIKE HOME, INC. AND SUBSIDIARIES

Note 6 - Description of Leasing Arrangements, Continued

     Assisted Living Facilities, continued
     -------------------------------------

     During April 1999, the Company reached a settlement agreement with HCR which provided for the following:

     . The execution of a single lease agreement for all eight facilities for an initial nine-month term commencing May 1999. The lease agreement includes various covenants regarding financial performance and places certain restrictions on operations. HCR subsequently granted the Company lease extensions through September 30, 2001 (see below).

     .    The payment of $200,000 for HCR's legal fees and expenses.

     . The payment of rent and other expenses due HCR through April 1999 from funds held in escrow.

     . The settlement of certain litigation with the general contractor for two of the facilities built in 1998 (see Note 8).

     . The appointment of Robert Lohr as the Company's chief executive officer (see Note 7).

     . The execution of a lease guarantee agreement by Mr. Lohr and an entity controlled by Mr. Lohr.

     . The granting of the right to the Company to purchase the eight facilities for $10,406,510 for the first four months of the lease, increasing by .75% each month through the end of the ninth month at which time the right was to terminate. The purchase option was subsequently extended to September 30, 2001 (see below).

     In connection with the extensions of its lease agreement and purchase option with HCR during 2000, the Company:

     . Issued 500,000 shares of common stock to HCR on February 1, 2000 for no additional consideration. The Company recorded a charge to earnings of $185,750 in connection with this transaction, based on the market value of the common stock.

     . Granted warrants to purchase an additional 500,000 shares of common stock to HCR for no additional consideration on February 1, 2000.

     . Granted warrants to purchase an additional 200,000 shares of common stock to HCR for no additional consideration on August 1, 2000.

     In addition, during 2000, Mr. Lohr executed an unrecorded mortgage in favor of HCR granting a second lien on certain Florida real property in connection with the guarantee agreement. HCR will record the mortgage only upon the occurrence of certain events of default.

     During January 2001, HCR extended the lease and purchase option to September 30, 2001 (December 31, 2001, if the Company is in the process of exercising its purchase option) and loaned the Company $76,529 for working capital purposes pursuant to a short-term promissory note bearing interest at 12%.

                      JUST LIKE HOME, INC. AND SUBSIDIARIES

Note 6 - Description of Leasing Arrangements, Continued

     Other Operating Lease
     ---------------------

     The Company is also obligated under an operating lease agreement for office space. Future minimum lease payments required under this lease at December 31, 2000 total $2,000 in 2001.

     Total rent on all operating leases for the years 2000 and 1999 is summarized as follows:

                                                    2000              1999
                                                   ------            ------

              Assisted living facilities         $1,051,896        $1,026,529
              Other                                   5,577            37,821
                                                 ----------       -----------

                  Total                          $1,057,473        $1,064,413
                                                 ==========        ==========


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

                      JUST LIKE HOME, INC. AND SUBSIDIARIES

Note 8 - Long-Term Debt and Other Borrowings

Long-term Debt
--------------

Long-term debt consists of the following at December 31, 2000:
Note payable to an individual, interest at prime plus 1% (10% at December 31,
2000) payable monthly, uncollateralized, principal payable on demand.                        $   195,000

Note payable, interest at 8.5%, monthly principal and interest payments due
through July 2002, collateralized by equipment.                                                    6,418

Contractor settlement payable, principal and interest at 10% due through August
2001, collateralized by facility under operating lease (see Note 6).                             148,105

Note payable, interest at 9.5%, monthly principal and interest payments due
through September 2002, collateralized by equipment.                                              19,229

Note payable to stockholder, uncollateralized with principal and interest, at
10%, payable in monthly installments. Principal and interest payments are in
default at December 31, 2000.                                                                    238,839

Note payable to a bank, interest at prime plus 2% (11% at December 31, 2000).
Principal and interest due in April 2001, collateralized by accounts receivable, fixtures and equipment, and intangibles and guaranteed by a
stockholder.                                                                                     115,000

Note payable to a stockholder and former officer, interest at prime plus 1.5%
(10.5% at December 31, 2000), payable monthly through 2002.                                      104,510

Note payable to related party, non-interest bearing and no stipulated repayment
terms.                                                                                           186,794

13% convertible debentures payable to certain stockholders and related entities, principal due through February 2002. The debentures can be converted, prior to maturity, into common stock at a price to be determined by the holder as either
(a) the stock price on the issue date or (b) $.28 per share or (c) the price at
which the stock closed on any day in the 30 days preceding conversion.                           235,000
                                                                                             -----------

                                                                                               1,248,895

     Less current portion                                                                     (1,072,967)
                                                                                             -----------

                                                                                             $   175,928
                                                                                             ===========

                      JUST LIKE HOME, INC. AND SUBSIDIARIES

Note 8 - Long-Term Debt and Other Borrowings, Continued

Long-term Debt, continued

The following table presents principal payments required on long-term debt for each of the years subsequent to December 31, 2000:

                    Year Ending
                    December 31,                        Amount
                    ------------                      ----------

                        2001                          $1,072,967
                        2002                             175,928
                                                      ----------

                                                      $1,248,895
                                                      ----------

Other Borrowings
----------------

Short-term loans payable represent working capital borrowings from certain stockholders and stockholder-controlled entities. Such borrowings are uncollateralized and bear interest at 12%.


Note 9 - Income Taxes

Due to the Company's recurring losses for both financial reporting and federal income tax purposes, no provision for federal or state income taxes is reflected in the accompanying financial statements. For federal income tax purposes, net operating loss carryfowards aggregating approximately $10,080,000 are available at December 31, 2000 which expire through 2018.

The components of the net deferred tax asset recognized in the accompanying consolidated balance sheet at December 31, 2000 are as follows:

Deferred tax assets:
     Net operating loss carryforward                            $ 3,791,473
     Rent collected in advance                                      110,908
                                                                -----------

                                                                  3,902,381
     Valuation allowance                                         (3,902,381)
                                                                -----------

     Net deferred tax asset                                     $         -
                                                                ===========

                      JUST LIKE HOME, INC. AND SUBSIDIARIES

Note 9 - Income Taxes, Continued

The following is a reconciliation of tax computed at the statutory federal rate to the provision for income taxes in the consolidated statements of operations:

                                               For the Year Ended December 31,
                                      -----------------------------------------------
                                               2000                      1999
                                      --------------------       --------------------
                                      Amount             %       Amount             %
                                      ------             -       ------             -
Tax computed at statutory
    federal rate                    $(281,808)         (34)%   $(624,326)         (34)%
Effect of:
    Change in valuation allowance     177,613           21       728,905           40
    Compensatory stock issuance        63,155            8             -            -
    Other                              41,040            5      (104,579)          (6)
                                    ---------    ---------     ---------    ---------

Provision for income taxes          $       -            -%    $       -            -%
                                    =========    =========     =========    =========

Note 10 - Certain Common Stock Transactions

During 1999, the Company issued 2,472,678 shares of common stock to certain stockholders to retire common stock and options subject to put options originally recorded in 1997 for $924,683 in settlement of certain litigation. During 2000, the Company reduced the shares issued by 20,000 upon final settlement of this transaction.

During 2000, the Company issued 2,669,697 shares of common stock for proceeds of $239,500. The Company also recorded a charge to earnings of $185,750 for the issuance of 500,000 shares of common stock to HCR (see Note 6).


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

     Options are granted under the Plan on such terms and at such prices as determined by the Board of Directors, except that the per share exercise price of incentive stock options cannot be less than the fair market value of the common stock on the date of the grant. Each option is exercisable after the period or periods specified in the option agreement, but no option may be exercisable after the expiration of ten years from the date of grant. There are no outstanding options under the Plan at December 31, 2000.

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

                      JUST LIKE HOME, INC. AND SUBSIDIARIES

Note 11 - Stock Options and Warrants, Continued

     Warrants
     --------

     During 1995, the Company granted warrants to purchase up to 100,000 shares of common stock at $7.20 per share. The warrants expired unexercised during the year ended December 31, 2000.

     During 2000, the Company granted warrants to purchase up to 700,000 shares of common stock to HCR (see Note 6) that are exercisable at any time. Exercise prices are $.3715 per share for 500,000 warrants and $.28 per share for 200,000 warrants. Such exercise prices are based on the average quoted market value for sixty days prior to the grant date. The warrants have not been exercised through December 31, 2000.


Note 12 - Significant Sales of Assets

     Sale of Companion Care Operation
     --------------------------------

     On December 31, 1999, the Company sold its companion care operation for $65,000 and entered into a three-year non-compete agreement ending December 31, 2002. The transaction resulted in a gain of $42,509.

     Sale of Property
     ----------------

     During 2000, the Company received gross proceeds of $78,947 and recorded a loss of $1,027 on the sale of certain property.


Note 13 - Related Party Transactions

The Company is provided certain office facilities and administrative services by an entity controlled by Mr. Lohr. In addition, the entity charged the Company for certain personnel costs aggregating $15,084 and travel and related expenses of $17,374 during 2000. The balance due to the entity under these arrangements of $7,185 at December 31, 2000 is included in accounts payable.


Note 14 - Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed of

In accordance with FAS 121, long-lived assets to be disposed of must be reported in the consolidated balance sheet at the lower of their carrying amount or the fair value less costs to sell. A loss on impairment of certain property was recorded in the amount of $66,291 in 1999.


Note 15 - Fair Value of Financial Instruments

The carrying amounts of the Company's financial instruments, which include certificates of deposit and long-term debt, approximates the fair values of those instruments. Fair values have been estimated based upon expected cash flows at rates currently available to the Company for financial instruments with similar terms and remaining maturities.