Form 10QSB
period 2001-03-31
JUST LIKE HOME INC
filed 2001-05-15
CIK 934380

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                 For the Quarterly Period Ended March 31, 2001

                        Commission File Number 0-25908

                        ______________________________



                             JUST LIKE HOME, INC.
            (Exact name of registrant as specified in its charter)


                Florida                                  65-0568234
    (State or other jurisdiction of             (IRS Employer Identification
     incorporation or organization)                        Number)


         311 Castle Shannon Boulevard, Pittsburgh, Pennsylvania  15234
                    (Address of principal executive office)

                                (412) 341-4500
                        (Registrant's telephone number)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days  Yes         No   X
                                       -----      -----

The number of shares outstanding of registrant's common stock at March 31, 2001:


                  Class                                Outstanding
                  -----                                -----------

       Common Stock, $.001 par value                    17,050,885

                             JUST LIKE HOME, INC.
                                   FORM 10-Q
                         QUARTER ENDED MARCH 31, 2001




                                                CONTENTS
                                                --------
                                                                                                     Page
                                                                                                     ----
PART I - FINANCIAL INFORMATION
------------------------------
Item 1. Financial Statements

        Consolidated Condensed Balance Sheet - March 31, 2001.......................................   3

        Consolidated Condensed Statement of Operations -
           Three months ended March 31, 2001........................................................   4

        Consolidated Condensed Statement of Cash Flows -
           Three months ended March 31, 2001........................................................   5

        Notes to Interim Consolidated Condensed Financial Statements (Unaudited)....................   6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.......   7


PART II - OTHER INFORMATION
---------------------------

Item 6. Exhibits and Reports on Form 8-K............................................................  11

Signatures..........................................................................................  12




                        PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements.
         --------------------

                     JUST LIKE HOME, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEET
                                March 31, 2001
                                  (Unaudited)

                                        ASSETS

                                                                    March 31, 2001
                                                                    --------------
Current assets:
 Cash and cash equivalents                                            $     55,398
 Restricted cash                                                           120,083
 Accounts receivable                                                        25,133
 Other current assets                                                       23,194
                                                                      ------------

   Total current assets                                                    223,808

Property and equipment, net                                                114,869
                                                                      ------------

       Total assets                                                   $    338,677
                                                                      ============


                             LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:

 Accounts payable                                                     $    462,197
 Accrued liabilities                                                       426,263
 Current portion of long-term debt                                       1,098,389
 Short-term loans payable                                                  108,021
 Other current liabilities                                                 300,111
                                                                      ------------

   Total current liabilities                                             2,394,981

Long-term debt, less current portion                                        81,235
                                                                      ------------

     Total liabilities                                                   2,476,216
                                                                      ------------

Stockholders' deficit:
 Preferred stock, $.01 par value; 2,000,000 shares authorized;
   none issued                                                                   -
 Common stock, $.001 par value; 25,000,000 authorized;
   17,050,885 shares issued and outstanding                                 17,051
 Additional paid-in capital                                             11,449,766
 Accumulated deficit                                                   (13,604,356)
                                                                      ------------

     Total stockholders' deficit                                        (2,137,539)
                                                                      ------------

       Total liabilities and stockholders' deficit                    $    338,677
                                                                      ============



See notes to consolidated condensed financial statements.

                     JUST LIKE HOME, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                   For the Three Months Ended March 31, 2001
                                  (Unaudited)




Revenue:
 Assisted living facilities resident fees                $1,002,906
                                                         ----------
Expenses:
 Assisted living facilities operations                      696,199
 Assisted living facilities lease expense                   267,796
 General and administrative                                 110,677
 Depreciation and amortization                               12,060
                                                         ----------

   Total expenses                                         1,086,732
                                                         ----------

Operating loss                                              (83,826)

 Interest expense                                           (33,201)
                                                         ----------

     Loss before income taxes                              (117,027)

Provision for income taxes                                        -
                                                         ----------

Net loss                                                 $ (117,027)
                                                         ==========


Net loss per common share:
 Basic                                                   $     (.01)
                                                         ==========
 Diluted                                                 $     (.01)
                                                         ==========


Weighted average shares of common stock outstanding:
   Basic                                                 16,565,531
                                                         ===========
   Diluted                                               16,565,531
                                                         ===========



See notes to consolidated condensed financial statements.

                     JUST LIKE HOME, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                   For the Three Months Ended March 31, 2001
                                  (Unaudited)




Cash flows from operating activities:
 Net loss                                                     $(117,027)
 Adjustments to reconcile net loss
   to net cash used in operating activities:
     Depreciation                                                12,060
     Changes in operating assets and liabilities:
       Decrease in accounts receivable                            2,488
       Increase in other current assets                          (2,639)
       Increase in accounts payable                              35,798
       Decrease in accrued liabilities                          (99,265)
       Increase in other current liabilities                      5,143
                                                              ---------

Net cash used in operating activities                          (163,442)
                                                              ---------

Cash flows from investing activities:
 Purchases of property and equipment                             (1,205)
                                                              ---------

Cash flows from financing activities:
 Proceeds from short-term loans                                  76,029
 Repayment of long-term debt                                    (69,271)
 Proceeds from issuances of common stock                        175,000
                                                              ---------

Net cash provided by financing activities                       181,758
                                                              ---------

Net increase in cash and cash equivalents                        17,111

Cash and cash equivalents, beginning of period                   38,287
                                                              ---------

Cash and cash equivalents, end of period                      $  55,398
                                                              =========




See notes to consolidated condensed financial statements.

                     JUST LIKE HOME, INC. AND SUBSIDIARIES

         NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Basis of Presentation

The consolidated condensed financial statements of Just Like Home, Inc. and subsidiaries (the Company) as of March 31, 2001 and for the three months ended March 31, 2001 are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements for the interim periods have been included. The results of the interim period ended March 31, 2001 are not necessarily indicative of the results to be obtained for the full fiscal year ending December 31, 2001.

Income Taxes

As of March 31, 2001, the Company has loss carryforwards approximating $10,080,000, which expire through 2018. The tax benefits from the operating loss carryforwards are offset by valuation allowances and, accordingly, no net deferred tax assets are recognized in the accompanying consolidated condensed balance sheet. Management intends to recognize the loss carryforwards when they are realized or it determines that it is more likely than not that such loss carryforwards will be realized.

Net Loss per Common Share

Net loss per common share is computed in accordance with Financial Accounting Standards Board Statement Number 128. Basic earnings per common share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period.

Diluted earnings per share reflects, where appropriate, the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the Company's earnings. The Company utilizes the treasury stock method for computing diluted earnings per share. The effects of this calculation are anti-dilutive for the three months ended March 31, 2001, since the exercise prices exceed the average market price.

ITEM 2.  Management Discussion and Analysis of Financial Condition and Results
         ---------------------------------------------------------------------
         of Operations.
         -------------

     This discussion and analysis contains both historical and forward-looking information. The forward-looking statements may be significantly affected by risks and uncertainties and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There can be no assurance that anticipated future results will be achieved. Readers are cautioned that a number of factors, which are described in this report and below, could adversely affect the Company's ability to obtain these results, including the Company's ability to either obtain the financing necessary to exercise the Company's option to purchase the Leased Property from HCRI, as described above, or secure lease extensions. If the Company is unable to obtain the financing to exercise its purchase option, and the lease is not further extended by HCRI beyond its current expiration date (including options to extend) of December 30, 2001, the lease for all eight facilities will terminate and the Company will cease operations. The HCRI lease may be terminated by HCRI upon 48-hours notice if the Company defaults in the performance of any of its obligations under the lease or the Letter Agreement. Additionally, the Company's future performance will be affected by, among other things, (1) its ability to generate sufficient cash flow from operations to meet its operating and other expenses, (2) the availability of financing for future cash needs of the Company if cash flow from operations is not sufficient, (3) the ability to increase and maintain occupancy in its current (and any future new) facilities, (4) its ability to obtain and maintain liability insurance for the operation of its facilities, which liability insurance is becoming increasingly difficult to obtain and more expensive even if available to all long-term care facilities in Florida, (5) the ability to avoid any significant claims for negligent care (including resolution of the one current claim), (6) the ability to attract qualified personnel and to pass on the increasing wage and benefit costs of employees to residents, and (7) the availability of long-term financing for the development or acquisition of new facilities (if the Company were to resume or initiate development/acquisition projects). Capitalized terms used in this disclaimer have the meanings given those terms in the Company's annual report on Form 10-KSB for the year ended December 31, 2000.

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

     The Company leases the following real property from Health Care Reit, Inc. ("HCRI"). The following table sets forth the average unit occupancy for these facilities for the three months ended March 31, 2001, compared to the three months ended March 31, 2000.

                             Date                     Licensed        Average Unit Occupancy(1)
Name/Location               Opened        Units        Beds(1)        Period Ended March 31,
-------------               ------        -----        -------        ----------------------
                                                                        2000         2001
                                                                        ----         ----

Shaw's Point                12/87          16             16              83%        77.8%
Bradenton, Florida


                             Date                     Licensed        Average Unit Occupancy(1)
Name/Location               Opened        Units        Beds(1)        Period Ended March 31,
-------------               ------        -----        -------        ----------------------
                                                                        2000         2001
                                                                        ----         ----

Village Green                1/89          16             20            79.0         81.0
Bradenton, Florida
Twin Oaks - Acacia           7/96          18             20            70.7         90.9
Bradenton, Florida
Twin Oaks - Bougainvillea    12/96         18             20            95.2         98.9
Bradenton, Florida
Haines City                  11/98         42             45            61.5         69.8
Haines City, Florida
Lake Wales                   11/98         42             45            80.2         92.6
Lake Wales, Florida
Charis Centre                4/96          31             36            88.1         88.6
Leesburg, Florida
Orange City                  6/98          42             45            79.6         99.0
Orange City, Florida                      ---            ---            ----         ----

Company Total                             225            247            77.3         86.5

_______________
(1) Because substantially all of the Company's residents and prospective residents demand private rooms, the functional maximum occupancy of the Company's facilities is almost always limited by the total number of units and not the number of licensed beds (which is normally greater than the total units). Accordingly, the increasing industry standard is to report occupancy on the basis of total units rather than licensed beds. The average unit occupancy shown for the periods indicated is based on the average occupied units as a percentage of the total units.

Results of Operations

     Quarter Ended March 31, 2001. Revenues in the first quarter were earned solely through the provision of assisted living services at the Company's eight assisted living residences. As noted above, the Company's 225 units were 86.5% occupied during the quarter ended March 31, 2001, compared to an occupancy rate of 77.3% in the first quarter of 2000. There were a total of 17,711 resident days in the first quarter of 2001. The average revenues per resident per day
(PRD) was $56.63. The Company's Haines City facility continued gradually to mature. Occupancy at the Haines City facility improved from 61% in the first quarter of 2000 to almost 70% during the same period in 2001.

     Operational expenses in the quarter ended March 31, 2001 totaled $696,000. The average expense PRD was $39.31. For the quarter, operating expenses were 69.4% of revenues. By comparison, the expenses as a percentage of revenues for a typical mature assisted living facility, according to various trade associations, should be approximately 65-68%. In light of the inclusion of the still-maturing Haines City facility in the Company's 69% average, management of the Company believes that operating expenses at the other seven Company facilities, as a percentage of revenues, are somewhat better than the reported national average. The lease expense to HCRI is consistent with the provisions contained in the lease between HCRI and the Company, as amended to date.

     Insurance and the Medicaid Waiver Program. Until early March 2001, the Company continued to participate in Florida's Medicaid Waiver Program - a program that provides state and matching federal funds so qualified individuals may reside in assisted living facilities that hold an Extended Congregate Care
(ECC) license.

     Early in 2001, insurance companies, reportedly reacting to the need for significant tort reform in Florida, announced that they would not renew professional liability policies to assisted living facilities holding ECC licenses. The Company requested to the Company's insurance carrier that the carrier continue to provide coverage for the Company's facilities during the Florida legislative session in 2001 in light of anticipated favorable action on nursing and assisted living facility tort reform. The Company's insurance carrier did not accept this request. As a result, the Company had to change its ECC licenses to Standard licenses, which the carrier was willing to insure, in the beginning of March. Within a week, the Company's 16 Medicaid waiver residents had to be moved to other assisted living facilities that had not yet lost their insurance coverage (presumably due to timing of renewals). The abrupt discharge of the residents caused a revenues drop of approximately $25,000 per month. Although immediate expense savings were initiated, the expense savings could not fully offset the lost revenues. In particular, the second quarter of 2001 will show the full effects of the lost revenues.

     On May 4, the Florida legislature enacted tort reform for nursing and assisted living facilities. Several insurance companies immediately announced their intentions to return to the Florida retirement facility market. Less than one week later, the Company had its ECC licenses reinstated and reached an agreement with its insurance carrier that allowed the Company again to participate in the Medicaid waiver program. The Company projects that the negative impact of the entire matter will be eliminated by the end of June 2001.

     Quarter Ended March 31, 2000. This quarterly report does not include comparative data for the quarter ended March 31, 2000, because the Company did not prepare and file quarterly reports on Form 10-QSB with the SEC during calendar year 2000. Although the Company's internal financial software can and does generate monthly and quarterly financial statements for use by management, management did not expend the time in calendar year 2000 to review quarterly results in sufficient detail to include in those results in this filing. Accordingly, this report does not include management's discussion and analysis for the results of operations for the three-month period ended March 31, 2001, compared to the same three-month period in 2000.

Liquidity and Capital Resources

     As previously reported, the Company entered into a settlement agreement with HCRI relating to former leases and executed a new lease with HCRI for all eight facilities, which lease initially expired on January 31, 2000. The Company and HCRI have agreed to various extensions of the lease, presently to September 30, 2001, subject to a 90 day renewal option. The Company estimates that the option exercise price, including associated expenses, will be approximately $11,500,000. If the Company is unable to raise the financing to exercise its purchase option and if HCRI does not grant further lease extensions, the lease for all eight facilities will be terminated and the Company will cease operations. Additionally, the Letter Agreement with HCRI and the lease provide that they may be terminated upon 48-hours notice if the Company defaults in the performance of any of its obligations under the Letter Agreement or the lease.

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

     In addition to the critical need for long-term financing to purchase the Leased Facilities from HCRI under the HCRI lease described above, the Company has required additional cash infusions in 1999 and 2000 to meet certain obligations of the Company. As recently as January 2001, the Company borrowed an additional $75,000 from HCRI to pay a portion of the property taxes on its leased facilities. The Company is current in all of its financial obligations to HCRI under the lease and is current in its settlement payments to the general contractor that constructed the last two facilities for the Company.

     The Company is currently able to meet its operating cash needs from the cash flow generated by its facilities. The current cash flow of the Company is not, however, sufficient to cover certain non-operating expenses or unanticipated expenses. These cash expenses include (1) the up-front financing fees charged by institutional investors before they will evaluate a loan to or investment in the Company, and (2) the ongoing settlement payments to the general contractor that constructed the last two facilities for the Company.

     The current break-even operating cash flow of the Company is an extremely recent event for the Company, and there can be no assurance that the situation will continue. Cash flow is directly related to the occupancy at the facilities and the operating costs of those facilities. As discussed above, occupancy of the facilities will be lower in the second quarter of 2001 than for the first quarter.**] Management of the Company does not believe that there remain many, if any, opportunities to reduce further the operating costs of the Company's facilities. Operating cash flow for the Company's existing facilities will improve only if (1) occupancy at the facilities improves, or (2) rates at the facilities are increased faster than increases in operating expenses. Operating cash flow has been favorably affected by certain loans that have been made by Peridot Enterprises, Inc. ("Peridot") to the Company, and certain administrative services that have been provided by Peridot to the Company without interest charge or service fees. Peridot is under no obligation to provide any services or loans to the Company, and one of the Company's objectives is to be able to pay fair value for any services (including loans) provided by Peridot in the future.

     In December 2000 and January 2001, the Company issued an aggregate of 1,768,182 shares of common stock at $0.11 per share in a limited offering to accredited investors, for gross proceeds of $194,500 to provide additional working capital for the Company and to pay anticipated loan origination costs for possible financing proposals for the Company.

                             JUST LIKE HOME, INC.
                           MARCH 31, 2001 FORM 10-Q

                          PART II - OTHER INFORMATION



ITEM 6.   Exhibits and Reports on Form 8-K
          --------------------------------

     (a)  Exhibits.

     The following exhibit is filed with this Form 10-QSB:

     10.1 Lease Agreement dated as of May 1, 1999, with Health Care REIT, Inc.

     (b)  Reports on Form 8-K.

          None.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   JUST LIKE HOME, INC.

Date:  May 14, 2001                /s/  Robert C. Lohr
                                   -----------------------------------------
                                   Chairman of the Board and Chief Executive
                                   Officer



Date:  May 14, 2001                /s/  Elizabeth A. Conard
                                   -----------------------------------------
                                   Executive Vice President, Secretary and
                                   Director

                                 Exhibit Index
                                 -------------


Exhibit No.                                Description

   10.1            Lease Agreement dated as of May 1, 1999, with Health Care
                   REIT, Inc.