Form 10-Q
period 2001-06-30
JUST LIKE HOME INC
filed 2001-09-05
CIK 934380

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                 For the Quarterly Period Ended June 30, 2001

                        Commission File Number 0-25908
                        _____________________________



                             JUST LIKE HOME, INC.
            (Exact name of registrant as specified in its charter)


                  Florida                              65-0568234
     (State or other jurisdiction of       (IRS Employer Identification Number)
     incorporation or organization)

         311 Castle Shannon Boulevard, Pittsburgh, Pennsylvania  15234
                    (Address of principal executive office)

                                (412) 341-4500
                        (Registrant's telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days  Yes  _____    No   X
                                                    -----

The number of shares outstanding of registrant's common stock at June 30, 2001:


                     Class                        Outstanding
                     -----                        -----------

         Common Stock, $.001 par value             17,050,885

                             JUST LIKE HOME, INC.
                                   FORM 10-Q
                          QUARTER ENDED JUNE 30, 2001


                                   CONTENTS
                                   --------

                                                                                                       Page
                                                                                                       ----
PART I - FINANCIAL INFORMATION
------------------------------

Item 1.   Financial Statements

          Consolidated Condensed Balance Sheet (Unaudited) -  June 30, 2001............................  3

          Consolidated Condensed Statements of Operations (Unaudited) -
               Six months and Three Months ended June 30, 2001.........................................  4

          Consolidated Condensed Statement of Cash Flows (Unaudited) -
               Six months ended June 30, 2001..........................................................  5

          Notes to Interim Consolidated Condensed Financial Statements (Unaudited).....................  6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations........  7

PART II - OTHER INFORMATION
---------------------------

Item 6.  Exhibits and Reports on Form 8-K.............................................................. 11

Signatures............................................................................................. 12

                        PART I - FINANCIAL INFORMATION

                     JUST LIKE HOME, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEET
                                 June 30, 2001
                                  (Unaudited)

                                    ASSETS
Current assets:
   Cash and cash equivalents                                           $     52,592
   Restricted cash                                                          121,586
   Accounts receivable                                                       33,561
   Other current assets                                                      40,890
                                                                       ------------

     Total current assets                                                   248,629

Property and equipment, net                                                 103,984
Other assets                                                                  1,615
                                                                       ------------

     Total assets                                                      $    354,228
                                                                       ============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable                                                    $    607,759
   Accrued liabilities                                                      428,818
   Current portion of long-term debt                                      1,044,159
   Short-term loans payable                                                 278,980
   Other current liabilities                                                265,668
                                                                       ------------

     Total current liabilities                                            2,625,384

Long-term debt, less current portion                                         73,870
                                                                       ------------

     Total liabilities                                                    2,699,254
                                                                       ------------

Stockholders' deficit:
   Preferred stock, $.01 par value;
     2,000,000 shares authorized; none
     issued                                                                       -
   Common stock, $.001 par value;
     25,000,000 authorized; 17,050,885
     shares issued and outstanding                                           17,051
   Additional paid-in capital                                            11,449,766
   Accumulated deficit                                                  (13,811,843)
                                                                       ------------

     Total stockholders' deficit                                         (2,345,026)
                                                                       ------------

         Total liabilities and stockholders'
           deficit                                                     $    354,228
                                                                       ============

See notes to consolidated condensed financial statements.

                     JUST LIKE HOME, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
            For the Six Months and Three Months Ended June 30, 2001
                                  (Unaudited)

                                     Six Months     Three Months
                                     ----------     ------------
Revenue:
 Assisted living facilities
   resident fees                    $ 1,875,163      $   872,257
                                    -----------      -----------

Expenses:
 Assisted living facilities
   operations                         1,376,805          680,606
 Assisted living facilities lease
   expense                              536,109          268,313
 General and administrative             208,476           97,799
 Depreciation and amortization           24,120           12,060
                                    -----------      -----------

   Total expenses                     2,145,510        1,058,778
                                    -----------      -----------

Operating loss                         (270,347)        (186,521)

Interest expense                        (54,165)         (20,964)
                                    -----------      -----------

   Loss before income taxes            (324,512)        (207,485)

Provision for income taxes                    -                -
                                    -----------      -----------

Net loss                            $  (324,512)     $  (207,485)
                                    ===========      ===========

Net loss per common share:
 Basic                              $      (.02)     $      (.01)
                                    ===========      ===========
 Diluted                            $      (.02)     $      (.01)
                                    ===========      ===========


Weighted average shares of common
 stock outstanding:
   Basic                             16,809,549       17,050,885
                                    ===========      ===========
   Diluted                           16,809,549       17,050,885
                                    ===========      ===========

See notes to consolidated condensed financial statements.

                     JUST LIKE HOME, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                    For the Six Months Ended June 30, 2001
                                  (Unaudited)

Cash flows from operating activities:
 Net loss                                                 $(324,512)
 Adjustments to reconcile net loss
   to net cash used in operating
   activities:
     Depreciation                                            22,839
     Changes in operating assets and
       liabilities:
       Increase in accounts receivable                       (5,940)
       Increase in restricted cash                           (1,503)
       Increase in other current assets                     (20,337)
       Increase in accounts payable                         181,360
       Decrease in accrued liabilities                      (96,710)
       Decrease in other current liabilities                (29,300)
                                                          ---------

Net cash used in operating activities                      (274,103)
                                                          ---------

Cash flows from investing activities:
 Purchases of property and equipment                         (1,099)
 Increase in other assets                                    (1,615)
                                                          ---------

Net cash used in investing activities                        (2,714)
                                                          ---------

Cash flows from financing activities:
 Proceeds from short-term loans                             250,549
 Repayment of long-term debt                               (134,427)
 Proceeds from issuance of common
   stock                                                    175,000
                                                          ---------

Net cash provided by financing
 activities                                                 291,122
                                                          ---------

Net increase in cash and cash equivalents                    14,305

Cash and cash equivalents, beginning
 of period                                                   38,287
                                                          ---------

Cash and cash equivalents, end of
 period                                                   $  52,592
                                                          =========

See notes to consolidated condensed financial statements.

                     JUST LIKE HOME, INC. AND SUBSIDIARIES

         NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


Basis of Presentation

The consolidated condensed financial statements of Just Like Home, Inc. and subsidiaries (the Company) as of June 30, 2001 and for the six months ended June 30, 2001 are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements for the interim periods have been included. The results of the interim periods ended June 30, 2001 are not necessarily indicative of the results to be obtained for the full fiscal year ending December 31, 2001.

Income Taxes

As of June 30, 2001, the Company has loss carryforwards approximating $10,080,000, which expire through 2018. The tax benefits from the operating loss carryforwards are offset by valuation allowances and, accordingly, no net deferred tax assets are recognized in the accompanying consolidated condensed balance sheet. Management intends to recognize the loss carryforwards when they are realized or it determines that it is more likely than not that such loss carryforwards will be realized.

Net Loss per Common Share

Net loss per common share is computed in accordance with Financial Accounting Standards Board Statement Number 128. Basic earnings per common share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period.

Diluted earnings per share reflects, where appropriate, the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the Company's earnings. The Company utilizes the treasury stock method for computing diluted earnings per share. The effects of this calculation are anti-dilutive for the six months ended June 30, 2001, since the exercise prices exceed the average market price.

Short-term Borrowings

During the second quarter of 2001, the Company borrowed $150,000 from three shareholders for working capital purposes pursuant to short-term loans which are uncollateralized and bear interest at prime plus 2%. The loans are convertible into common stock at $.10 per share at any time through maturity on November 30, 2001.

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

     The Company leases the following real property from Health Care REIT, Inc. ("HCRI"). The following table sets forth the average unit occupancy for these facilities for the three months ended June 30, 2001 compared to the three months ended June 30, 2000.

                                  Date                     Licensed              Average Unit Occupancy/(1)/
     Name/Location               Opened        Units        Beds/(1)/                Quarter Ended June 30
     -------------               ------        -----       ---------             -------------------------
                                                                                   2000               2001
                                                                                   ----               ----
Shaw's Pointe                 12/87          16              16                      83.7%            88.7%
Bradenton, Florida

                               Date              Licensed       Average Unit Occupancy/(1)/
     Name/Location            Opened    Units    Beds/(1)/       Quarter Ended June 30
     -------------            ------    -----    ---------       -------------------------
                                                                 2000                 2001
                                                                 ----                 ----
Village Green                   1/89      16         20          86.9                 85.6
Bradenton, Florida

Twin Oaks - Acacia              7/96      18         20          78.3                 85.0
Bradenton, Florida

Twin Oaks - Bougainvillea      12/96      18         20          93.9                 81.7
Bradenton, Florida

Haines City                    11/98      42         45          52.6                 54.3
Haines City, Florida

Lake Wales                     11/98      42         45          90.7                 90.5
Lake Wales, Florida

Charis Centre                   4/96      31         36          89.0                 66.5
Leesburg, Florida

Orange City                     6/98      42         45          79.5                 97.1
Orange City, Florida                     ---        ---          ----                 ----

Company Total                            225        247          79.6%                80.0%

_______________
/1)/ Because substantially all of the Company's residents and prospective residents demand private rooms, the functional maximum occupancy of the Company's facilities is almost always limited by the total number of units and not the number of licensed beds (which is normally greater than the total units). Accordingly, the increasing industry standard is to report occupancy on the basis of total units rather than licensed beds. The average unit occupancy shown for the periods indicated is based on the average occupied units as a percentage of the total units.

Results of Operations

     Quarter Ended June 30, 2001. Revenues in the second quarter were earned solely through the provision of assisted living services at the Company's eight assisted living residences. The average revenues per resident per day (PRD) was $61.23 compared to an average of $56.63 in the first quarter.

     As noted above, the Company's 225 units were 80.0% occupied during the quarter ended June 30, 2001, compared to 86.5% occupied during the quarter ended March 31, 2001 and an occupancy rate of 79.6% in the second quarter of 2000. There were a total of 16,380 resident days in the second quarter of 2001. The decrease in the overall average occupancy rate was specifically linked to the discharges caused by the Medicaid waiver/liability insurance controversy (see below - "Insurance and the Medicaid Waiver Program"). Two of the Company's facilities, Haines City and Charis Centre, were particularly affected by the Medicaid waiver matter. The Haines City facility continued to gradually mature, when compared to the same period in 2000, despite its imposed discharges. Charis Centre's occupancy rate dropped from 89% in the second quarter of 2000 to 66% in 2001's second quarter. In early August 2001, the Haines City facility's occupancy rate had risen to 62%, and the Charis Centre's rate had climbed to 87%. Operational expenses in the quarter ended June 30, 2001 were $680,600 compared to the total of

$696,000 through March 31, 2001. The average expense per day was $7,479 in the second quarter and $7,735 in the first quarter. The lease expense to HCRI is consistent with the provisions contained in the lease between HCRI and the Company, as amended to date.

     Insurance and the Medicaid Waiver Program. Until March 2001, the Company continued to participate in Florida's Medicaid Waiver Program - a program that provides state and matching federal funds so qualified individuals may reside in assisted living facilities that hold an Extended Congregate Care (ECC) license.

     Early in 2001, insurance companies, reportedly reacting to the need for significant tort reform in Florida, announced that they would not renew professional liability policies to assisted living facilities holding ECC licenses. The Company asked its insurance carrier to continue to provide coverage for the Company's facilities during the Florida legislative session in 2001 in light of anticipated favorable action on nursing and assisted living facility tort reform. The Company's insurance carrier did not accept this request. As a result, the Company had to change its ECC licenses to Standard licenses, which the carrier was willing to insure, in the beginning of March. Within a week, the Company's 16 Medicaid waiver residents had to be moved to other assisted living facilities that had not yet lost their insurance coverage (presumably due to timing of renewals). The abrupt discharge of the residents caused a revenues drop of approximately $29,500 per month. Although immediate expense savings were initiated, the expense savings could not fully offset the lost revenues. In particular, the second quarter of 2001 shows the major effects of the lost revenues. The census loss is also demonstrated by the occupancy rate decrease from 86.5% occupied in the first quarter to 80.0% occupied in the second quarter.

     On May 4, the Florida legislature enacted tort reform for nursing and assisted living facilities. Several insurance companies immediately announced their intentions to return to the Florida retirement facility market. Less than one week later, the Company had its ECC licenses reinstated and reached an agreement with its insurance carrier that allowed the Company again to participate in the Medicaid waiver program. The Company had projected that it would be fully back in the Medicaid waiver program by June 2001 and admitting residents who were covered by the program. Unfortunately, the State subsequently announced that it had no additional funds to approve new Medicaid waiver recipients; accordingly, any planned admissions had to be delayed until the start of the new fiscal year on July 1, 2001 Further, the State did approve its 2001-2002 budget, effective July 1, 2001; but funds were not immediately available for new recipients in the program.

     Quarter Ended June 30, 2000. This quarterly report does not include comparative data for the quarter ended June 30, 2000, because the Company did not prepare and file quarterly reports on Form 10-QSB with the SEC during calendar year 2000. Although the Company's internal financial software can and does generate monthly and quarterly financial statements for use by management, management did not expend the time in calendar year 2000 to review quarterly results in sufficient detail to include in those results in this filing. Accordingly, this report does not include management's discussion and analysis for the results of operations for the six-month period ended June 30, 2001, compared to the same six-month period in 2000.

Liquidity and Capital Resources

     As previously reported, the Company entered into a settlement agreement with HCRI relating to former leases and executed a new lease with HCRI for all eight facilities, which lease initially expired on January 31, 2000. The Company and HCRI have agreed to various extensions of the lease, presently to September 30, 2001, with the inclusion of an option that could continue the lease through December 31, 2001. The Company estimates that the option exercise price, including associated expenses, will be approximately $11,500,000. If the Company is unable to raise the financing to exercise its purchase option and if HCRI does not grant further lease extensions, the lease for all eight facilities will be terminated and the Company will cease operations. Additionally, the Letter Agreement with HCRI and the lease provide that they may be terminated upon 48-hours notice if the Company defaults in the performance of any of its obligations under the Letter Agreement or the lease. In the first week of August 2001, the Company signed a term sheet with HCRI that will extend the lease relationship through September 2006. The Company expects to sign this latest lease extension in September 2001.

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

     In addition to the need for long-term financing to purchase the Leased Facilities from HCRI under the HCRI lease described above, the Company has required additional cash infusions to meet certain obligations of the Company. The Company is current in all of its financial obligations to HCRI under the lease and is current in its settlement payments to the general contractor that constructed the last two facilities for the Company.

     Due to the decrease in occupancy, the Company's current cash flow from its facilities is close to being sufficient to meet its operating and lease payment cash needs. The current cash flow of the Company is not, however, sufficient to cover certain non-operating expenditures or unanticipated expenses. These cash expenses include (1) the up-front financing fees charged by institutional investors before they will evaluate a loan to or investment in the Company, (2) the ongoing settlement payments to the general contractor that constructed the last two facilities for the Company and (3) several other ongoing settlement payments to vendors for expenses incurred prior to May 1999.

     Cash flow is directly related to the occupancy at the facilities and the operating costs of those facilities. As discussed above, occupancy of the facilities was lower in the second quarter of 2001 than for the first quarter. Management of the Company does not believe that there remain many, if any, opportunities to reduce further the operating costs of the Company's facilities. Operating cash flow for the Company's existing facilities will improve only if
(1) occupancy at the facilities improves; or, to a lesser extent, (2) rates at the facilities are increased faster than increases in operating expenses. Operating cash flow has been favorably affected by certain loans that have been made to the Company by Peridot Enterprises, Inc. ("Peridot") and other related individuals, and certain administrative services that have been provided by Peridot to the Company without interest charge or service fees to date. Peridot is under no obligation to provide any services or loans to the Company, and one of the Company's objectives is to be able to pay fair value for any services (including loans) provided by Peridot.

     In June 2001, the company accepted $150,000 in convertible loans from individuals. The loans are due November 30, 2001. Until the due date, interest only is paid to the makers at an annual rate of two percent over the prime interest rate as of the first day of each month. The Company may repay the loans earlier than November 30, 2001. The makers of the loans may convert any or all of their respective loan amounts into common stock before November 30, 2001. The conversion price is fixed at $0.10 per common share.

                             JUST LIKE HOME, INC.
                            JUNE 30, 2001 FORM 10-Q

                          PART II - OTHER INFORMATION



ITEM 6. Exhibits and Reports on Form 8-K
        --------------------------------

     (a)  Exhibits.

          None.

     (b)  Reports on Form 8-K.

          None.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   JUST LIKE HOME, INC.

Date: August 31, 2001              /s/ Robert C. Lohr
                                   ---------------------------------------
                                   Chairman of the Board and Chief Executive
                                   Officer



Date: August 31, 2001              /s/ Elizabeth A. Conard
                                   ---------------------------------------
                                   Executive Vice President, Secretary and
                                   Director